Form 10-Q
period 2000-06-30
KEY3MEDIA GROUP INC
filed 2000-09-07
CIK 1113674

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended

                                 JUNE 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission File Number 1-16061

                             KEY3MEDIA GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                              95-4799962
      (State of Incorporation)         (I.R.S. Employer Identification No.)

   5100 Willshire Blvd., Suite 325                     90036
           Los Angeles, CA                          (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (323) 954-3000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES [_]  NO [X]

  As of September 5, 2000 there were 65 million shares of the Registrant's voting common stock, par value $0.01 per share, issued and outstanding. No shares of any other class of the capital stock of the Registrant are currently issued or outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                               TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------
Part I. Financial Information

  Item 1.Financial Statements:

      Report of Independent Accountants................................      4

      Condensed Combined Balance Sheets as of June 30, 2000 (Unaudited)
       and December 31, 1999...........................................      5

      Condensed Combined Statements of Operations (Unaudited) for the
       Three and Six Months Ended June 30, 2000 and 1999...............      6

      Pro Forma Condensed Combined Statements of Operations (Unaudited)
       for the Three and Six Months Ended June 30, 2000 and 1999.......    7-8

      Condensed Combined Statements of Cash Flows (Unaudited) for Six
       Months Ended June 30, 2000 and 1999.............................      9

      Condensed Combined Statement of Changes in Division Equity
       (Unaudited) for the Six Months Ended June 30, 2000..............     10

      Notes to Unaudited Condensed Combined Financial Statements.......  11-16

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     17

  Item 3.Quantitative and Qualitative Disclosures About Market Risk....     20

Part II. Other Information

  Item 1.Legal Proceedings.............................................     21

  Item 2.Changes in Securities and Use of Proceeds.....................     21

  Item 4.Exhibits and Reports on Form 8-K..............................     21

            CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Form 10-Q may constitute forward-looking statements which are subject to various risks and uncertainties. These forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "plans" and "estimates" and for similar expressions.

  Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, general economic conditions, the state of the information technology industry, technological changes and developments, intellectual property rights, competition, capital expenditures and factors impacting our international operations. In addition, the Registration Statement on Form S-1 (File No. 333-36828) that we filed with the SEC contains important cautionary statements and discusses many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements and factors are incorporated herein by reference.

  If there are any subsequent written or oral forward-looking statements made by us or any person acting on our behalf, they are qualified in total by the cautionary statements and factors contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders:

  We have reviewed the accompanying condensed combined balance sheet of Key3Media Group, Inc., (formerly ZD Events, a division of Ziff-Davis Inc.), as defined in Note 1 to the condensed combined financial statements as of June 30, 2000, and the related condensed combined statement of operations, cash flows and changes in division equity for the three-month and six-month periods ended June 30, 2000. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed combined financial statements for the three-month and six-month periods ended June 30, 1999.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed combined interim financial statements for them to be in conformity with generally accepted accounting principles.

  We previously audited in accordance with generally accepted auditing standards, the combined balance sheet as of December 31, 1999, and the related combined statement of operations, of changes in division equity, and of cash flows for the year then ended (not presented herein), and in our report dated April 12, 2000, except for Note 16, for which the date is April 13, 2000 we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the combined balance sheet from which it has been derived.

  As discussed, in Note 1, certain costs and expenses presented in the condensed combined financial statements represent allocations and estimates of the costs of services provided to Key3Media Group, Inc., (formerly ZD Events) by management of Ziff-Davis Inc. As a result, the condensed combined financial statements presented may not be indicative of the financial position, results of operations or cash flows that would have been achieved had Key3Media Group, Inc. (formerly ZD Events) operated as a nonaffiliated entity.

PricewaterhouseCoopers LLP
Boston, Massachusetts
August 31, 2000

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                             KEY3MEDIA GROUP, INC.

                       CONDENSED COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................   $  5,570   $   67,534
  Accounts receivable, net............................     69,383       69,823
  Prepaid event expenses..............................      4,584       13,550
  Deferred tax asset..................................      4,443        4,443
  Other current assets................................      1,952        1,510
                                                         --------   ----------
    Total current assets..............................     85,932      156,860
Property and equipment, net...........................     10,028        9,015
Intangible assets, net................................    875,526      859,687
Other assets..........................................         78          156
                                                         --------   ----------
    Total assets......................................   $971,564   $1,025,718
                                                         ========   ==========
Liabilities and Division Equity
Current liabilities:
  Accounts payable....................................   $  8,777   $    2,803
  Bank overdraft......................................      2,351        5,977
  Accrued expenses....................................     23,178       28,771
  Deferred revenue....................................     85,799      131,442
  Other current liabilities...........................      3,131        4,034
                                                         --------   ----------
    Total current liabilities.........................    123,236      173,027
                                                         --------   ----------
Deferred taxes........................................     61,553       62,326
Note payable to affiliate.............................    382,002      232,002
Notes payable.........................................        --       150,000
Other long-term liabilities...........................      8,381        7,566

Commitments and contingencies (Note 6)

Division equity:
  Division capital....................................    328,022      330,775
  Retained earnings...................................     73,246       74,635
  Deferred compensation...............................       (982)        (387)
  Other comprehensive income (loss)...................     (3,894)      (4,226)
                                                         --------   ----------
    Total division equity.............................    396,392      400,797
                                                         --------   ----------
    Total liabilities and division equity.............   $971,564   $1,025,718
                                                         ========   ==========

    The accompanying notes are an integral part of these condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                             For the            For the
                                          three months        six months
                                         ended June 30,     ended June 30,
                                         ----------------  ------------------
                                          1999     2000      1999      2000
                                         -------  -------  --------  --------
Net revenues............................ $74,066  $93,916  $ 93,034  $115,063
Operating expenses:
  Cost of production....................  21,314   25,484    29,371    33,896
  Selling, general and administrative...  20,488   26,790    38,227    47,520
  Stock based compensation (Note 4).....     131      537       262       668
  Depreciation and amortization.........   8,316    9,263    19,411    18,455
                                         -------  -------  --------  --------
                                          50,249   62,074    87,271   100,539
                                         -------  -------  --------  --------
Income from operations..................  23,817   31,842     5,763    14,524
                                         -------  -------  --------  --------
Other income (expenses):
  Interest expense......................  (5,816)  (7,008)  (11,627)  (12,669)
  Interest income.......................     113      292       221       382
  Equity in earnings from joint
   venture..............................     669      --      1,311       --
  Other income (expense), net...........       9       (5)       10        65
                                         -------  -------  --------  --------
                                          (5,025)  (6,721)  (10,085)  (12,222)
                                         -------  -------  --------  --------
Income (loss) before income tax
 provision (benefit)....................  18,792   25,121    (4,322)    2,302
Income tax provision (benefit)..........   7,453    9,972    (1,714)      913
                                         -------  -------  --------  --------
    Net income (loss)...................  11,339   15,149    (2,608)    1,389
                                         =======  =======  ========  ========
Basic net income (loss) per common
 share.................................. $  0.21  $  0.28  $  (0.05) $   0.03
Diluted net income (loss) per common
 share.................................. $  0.21  $  0.28  $  (0.05) $   0.03
Shares used in computing basic net
 income (loss)
 per common share.......................  53,358   53,358    53,358    53,358
Shares used in computing diluted net
 income (loss)
 per common share.......................  53,358   53,358    53,358    53,358


    The accompanying notes are an integral part of these condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

       PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

  In connection with the spin off of our Company by Ziff-Davis Inc. on August 18, 2000, we have prepared pro forma condensed combined statements of operations by adjusting our historical condensed combined statements of operations to give effect to the following transactions related to the spin off as if they had occurred on January 1 of the relevant period:

  . new borrowing of $330 million under a credit facility by our wholly owned subsidiary Key3Media Events, Inc.;

  . our issuance and sale of $75 million initial principal amount of zero coupon debentures with detachable warrants;

  . Key3Media Events' repayment of its existing indebtedness of $382 million; and

  . our issuance of 21,049,233 stock options under our Key3Media 2000 Stock Option and Incentive Plan.


                                                For the           For the
                                             three months        six months
                                            ended June 30,     ended June 30,
                                            ----------------  -----------------
                                             1999     2000     1999      2000
                                            -------  -------  -------  --------
Net revenues..............................  $74,066  $93,916  $93,034  $115,063
Operating expenses(e).....................   51,053   62,878   88,879   102,147
                                            -------  -------  -------  --------
    Income from operations................   23,013   31,038    4,155    12,916
                                            -------  -------  -------  --------
Other income (expenses):
  Interest expense(a),(b),(c),(d).........  (13,916) (13,916) (27,832)  (27,832)
  Interest income.........................      113      292      221       382
  Equity in earnings from joint venture...      669      --     1,311       --
  Other income (expense), net.............        9       (5)      10        65
                                            -------  -------  -------  --------
                                            (13,125) (13,629) (26,290)  (27,385)
                                            -------  -------  -------  --------
Income (loss) before income tax provision
 (benefit)(f).............................    9,888   17,409  (22,135)  (14,469)
Income tax provision (benefit)............    3,926    6,911   (8,788)   (5,744)
                                            -------  -------  -------  --------
    Net income (loss).....................    5,962   10,498  (13,347)   (8,725)
                                            =======  =======  =======  ========
Pro forma basic net income (loss) per
 common share(g)..........................  $  0.09  $  0.16  $ (0.21) $  (0.13)
Pro forma diluted net income (loss) per
 common share(g)..........................  $  0.06  $  0.11  $ (0.21) $  (0.13)
Shares used in computing pro forma basic
 net income (loss) per common share(g)....   65,000   65,000   65,000    65,000
Shares used in computing pro forma diluted
 net income (loss) per common share(g)....   92,849   92,849   92,849    92,849

   The accompanying notes are an integral part of these pro forma condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

               (Dollars in thousands, except per share amounts)

(a) Reflects the increased interest expense of $5,417, $4,375, $2,706, and $1,514 for the six months ended June 30, 1999 and 2000 and three months ended June 30, 1999 and 2000, respectively, associated with Key3Media Events' borrowing of $330 million under the new credit facility compared to borrowings under its prior lending arrangements.

(b) Reflects the increased interest expense of $8,747, $8,747, $4,373, and $4,373 for the six months ended June 30, 1999 and 2000 and three months ended June 30, 1999 and 2000, respectively, associated with our debt related to $75 million of zero coupon debentures with detachable warrants.

(c) Reflects the increased interest expense of $941 and $471 for the six months ended and three months ended June 30, 1999 and 2000, respectively, resulting from the costs incurred as a result of borrowing $330 million under the new credit facility.

(d) Reflects the increased interest expense of $1,100 and $550 for the six months ended and three months ended June 30, 1999 and 2000, respectively, resulting from the costs incurred as a result of our issuance of $75 million of zero coupon debentures with detachable warrants.

(e) Reflects compensation expense of $1,608 and $804 for the six months ended and three months ended June 30, 1999 and 2000, respectively, associated with the issuance of 21,049,233 stock options under the Key3Media 2000 Stock Option and Incentive Plan amortized ratably over a four year period.

(f) The effective tax rate used to calculate our income tax expense for the year ended December 31, 1999 was applied to the pro forma adjustments to determine the income tax (benefit) of $(7,074), $(6,657), $(3,527), and $(3,061) for the six months ended June 30, 1999 and 2000 and three months ended June 30, 1999 and 2000, respectively.

(g) Pro forma net income (loss) per share was calculated using the 65.0 million shares outstanding subsequent to our spin-off from ZDI. Pro forma diluted net income per share includes 21,049,233 options for our shares granted to directors and employees and 6.8 million warrants.


   The accompanying notes are an integral part of these pro forma condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

            CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

                For the Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)

                                                              1999      2000
                                                            --------  --------
Cash flows from operating activities:
 Net income (loss)......................................... $ (2,608) $  1,389
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization............................   19,411    18,455
  Stock-based compensation.................................      262       668
  Loss on disposal of fixed assets.........................      --         61
  Foreign exchange gain/(loss).............................      (10)      (64)
  Deferred income taxes....................................   (4,749)      773
  Provision for uncollectible accounts receivable..........      845       510
  Changes in operating assets and liabilities:
   Accounts receivable.....................................  (25,837)     (904)
   Prepaid event expenses..................................   (4,314)   (8,966)
   Other current assets....................................   (2,595)      442
   Other assets............................................     (278)      (78)
   Accounts payable........................................    4,796    (5,974)
   Accrued expenses........................................   (5,028)    5,593
   Deferred revenue........................................   56,246    45,511
   Other liabilities.......................................    2,945        88
                                                            --------  --------
    Total adjustments......................................   41,694    56,115
                                                            --------  --------
    Net cash provided by operating activities..............   39,086    57,504
                                                            --------  --------
Cash flows from investing activities:
 Purchase of property and equipment........................     (137)   (1,747)
 Purchase of intangible assets.............................   (2,019)      --
                                                            --------  --------
    Net cash used in investing activities..................   (2,156)   (1,747)
                                                            --------  --------
Cash flows from financing activities:
 Net transactions with Softbank, ZDI and affiliates
  excluding noncash transactions with affiliates...........  (34,277)    2,680
 Increase in bank overdraft................................      627     3,626
                                                            --------  --------
    Net cash provided by (used in) financing activities....  (33,650)    6,306
                                                            --------  --------
Effects of exchange rate changes on cash...................     (759)      (99)
                                                            --------  --------
Net increase in cash and cash equivalents..................    2,521    61,964
Cash and cash equivalents at beginning of period...........   10,385     5,570
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 12,906  $ 67,534
                                                            ========  ========
Supplemental cash flow disclosures:
 Noncash financing activities:
 Reduction in notes payable to affiliates as a result of
  bank borrowings retained by an affiliate.................      --   $150,000
                                                            ========  ========

    The accompanying notes are an integral part of these condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

           CONDENSED COMBINED STATEMENT OF CHANGES IN DIVISION EQUITY
                                  (Unaudited)
                     For the Six Months Ended June 30, 2000

                                              Accumulated
                                                 other
                          Division  Retained comprehensive   Deferred
                          capital   earnings income (loss) compensation  Total
                          --------  -------- ------------- ------------ --------
Balance at December 31,
 1999...................  $328,022  $73,246     $(3,894)      $(982)    $396,392
Net transactions with
 affiliates.............     2,680                                         2,680
Foreign currency
 translation
 adjustment.............                           (332)                    (332)
Amortization of deferred
 compensation...........       378                              290          668
Forfeiture of stock
 options................      (305)                             305          --
Net income..............              1,389                                1,389
                          --------  -------     -------       -----     --------
Balance at June 30, 2000
 (unaudited)............  $330,775  $74,635     $(4,226)      $(387)    $400,797
                          --------  -------     -------       -----     --------



    The accompanying notes are an integral part of these condensed combined financial statements.

                             KEY3MEDIA GROUP, INC.

         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)

                   (in thousands, except per share amounts)

(1) Organization and Nature of Operations

  These unaudited condensed combined financial statements have been prepared by the management of Key3Media Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

  These unaudited interim condensed combined financial statements should be read together with the Company's Registration Statement on Form S-1 (No. 333-36828) and the audited combined financial statements contained therein.

  On August 18, 2000, Ziff Davis Inc. ("ZDI") completed the previously announced spin-off of the Company, a new company formed to hold ZDI's trade show and conference business, to the holders of ZDI common stock. As a part of the spin-off, the Company raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of its common stock for $6 per share. In addition, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382 million of existing indebtedness and to fund a $42.998 million cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

  Prior to June 1, 2000, ZDI provided to the Company certain centralized administrative services including but not limited to legal, tax and financial accounting, management information, telecommunications and human resources. Since June 1, 2000 the Company has provided these services for itself. Charges for the services provided by ZDI were generally based upon utilization; however, where measuring utilization was impractical, ZDI used percentages based upon headcount or revenue in determining charges for these services. Management of the Company believes the allocated cost of the centralized administrative services approximated the cost it would have incurred if it had obtained the same administrative services from unaffiliated third parties.

  A portion of the cost of administrative services charged to the Company by ZDI included amounts for certain cash management and treasury activities. These activities included the investment of surplus cash and the issuance, repayment and repurchase of short-term and long-term debt. The Company generally remitted its cash receipts (other than receipts of foreign operations or operations that were not wholly owned) to ZDI, and ZDI generally funded the Company's cash disbursements (other than disbursements of foreign operations or operations that were not wholly owned), on a daily basis. The cash funding described was accounted for within Division Equity and upon the April 13, 2000 signing of a loan agreement with two banks (Note 5) the Company assumed responsibility for its cash management and treasury activities.

  The Company recorded $2,490 and $5,217 for centralized administrative charges from ZDI for the six months ended June 30, 2000 and 1999, respectively.

  Certain reclassifications were made to the prior year condensed combined financial statements to conform to the June 30, 2000 presentation.

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)


(2) Net Income Per Share

  Unaudited, pro forma net income (loss) per share was calculated using the
65.0 million shares outstanding subsequent to the spin-off from Ziff-Davis Inc. Pro forma diluted net income per share was calculated using approximately
21.0 million options for our shares granted to directors and employees and 6.8 million warrants. In the future, basic net income per share will be calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share will be calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options and other dilutive securities, calculated using the treasury stock method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been antidilutive.

(3) Comprehensive Income (loss)

  The components of comprehensive income (loss) were as follows (in thousands):

                                              Three months       Six months
                                             ended June 30,    ended June 30,
                                             ----------------  ---------------
                                              1999     2000     1999     2000
                                             -------  -------  -------  ------
   Net income (loss)........................ $11,339  $15,149  $(2,608) $1,389
   Other comprehensive income:
     Foreign currency translation
      adjustment............................    (146)    (116)    (370)   (332)
                                             -------  -------  -------  ------
   Total comprehensive income (loss)........ $11,193  $15,033  $(2,978) $1,057
                                             =======  =======  =======  ======

(4) Stock Compensation

  On May 31, 2000, ZDI's Board of Directors voted to amend certain stock option plans under which certain employees of the Company had been granted options to purchase shares of ZDI and ZDNet common stock. The amendment accelerated the vesting of all unvested option grants for 1998 and half of the unvested option grants for 1999 and provided for the exercise of these option grants through June 30, 2000. This acceleration of the vesting of the ZDI and ZDNet stock options resulted in an additional noncash stock based compensation expense of $406 thousand in the three months ended June 30, 2000.

(5) Debt

  Notes payable consisted of the following:

                                                                  June 30,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
   Note payable to Ziff-Davis Inc.--a related party.......... $382,002 $232,002
   Notes payable to Banks....................................      --   150,000
                                                              -------- --------
                                                              $382,002 $382,002
                                                              ======== ========

  In May 1998 Key3Media Events entered into a Loan Agreement with ZDI for $382,002 (the "Loan"). The Loan stated that interest payments were due on a quarterly basis beginning June 1998 at a rate of 6% per annum. The Loan was payable on March 31, 2008 and contained no financial covenants. On April 13, 2000, Key3Media Events entered into a Revolving Credit Agreement ("the Agreement") with two banks and borrowed $150 million which represented the maximum amount available under the Agreement. The proceeds of this borrowing were

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

used to repay a portion of the Loan. Under the terms of the Agreement, Key3Media Events was required to maintain certain financial and operating covenants, which included maximum leverage and minimum interest coverage ratios and limits on capitalized leases and capital expenditures. The Agreement bore interest at a base rate or eurodollar rate, at the option of Key3Media Events. The base rate was equal to the higher of the lender's commercial lending rate or 1/2 of 1% per annum above the federal funds rate. The eurodollar rate was equal to the London Interbank Offered Rate divided by a percentage equal to 100% minus the eurodollar rate reserve percentage, as defined in the Agreement. The Agreement had an interest rate of 9.5% as of June 30, 2000. The Loan and the Agreement were repaid on August 18, 2000.

  For the three and six month periods ended June 30, 2000 interest expense related to the Agreement was $3.2 million. The balance of interest expense for each period related to the Loan.

(6) Commitments and Contingencies

  On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $10 million as of June 30, 2000, and that this balance is increasing. On June 19, GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33 million on a variety of different legal theories plus additional damages for lost future profits of $20 million. Management believes that these claims are excessive and lack merit and intends to vigorously defend them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. On August 18, 2000 the agreement with GES was terminated by Key3Media Events pursuant to a 60 day notice of termination delivered by Key3Media Events to GES on June 19, 2000.

  In connection with its spin-off from ZDI, the Company and its subsidiaries have received an indemnification from ZDI against all liabilities not related to our businesses, including the class actions and derivative litigation filed against ZDI discussed in the Company's Registration Statement on Form S-1 (No. 333-36828).

  The Company and its subsidiaries are subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the Company's financial position, results of operations or cash flows.

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)


(7) Segment Information

                                             Three months        Six months
                                            ending June 30,   ending June 30,
                                            ----------------  -----------------
                                             1999     2000     1999      2000
                                            -------  -------  -------  --------
   Net revenues:
     North America......................... $71,883  $93,396  $90,476  $113,877
     Europe................................     905      520    1,021       866
     Far East..............................   1,278      --     1,537       320
                                            -------  -------  -------  --------
                                            $74,066  $93,916  $93,034  $115,063
                                            -------  -------  -------  --------
   Other income (expense)
     North America......................... $     2  $    (1) $     2  $     (1)
     Europe................................      (1)      (5)      (1)       65
     Far East..............................       8        1        9         1
                                            -------  -------  -------  --------
                                            $     9  $    (5) $    10  $     65
                                            =======  =======  =======  ========

                                                              As of June 30,
                                                           ---------------------
                                                              1999       2000
                                                           ---------- ----------
   Total assets:
     North America........................................ $1,009,872 $1,011,248
     Europe...............................................     19,358     13,189
     Far East.............................................      3,433      1,281
                                                           ---------- ----------
                                                           $1,032,663 $1,025,718
                                                           ========== ==========

  Transactions between geographic areas are not significant.

(8) Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for our fiscal year ending December 31, 2001. Since we do not engage in hedging nor own any derivatives, we believe that the adoption of SFAS 133 will not have a material effect on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with SEC. We were required to be in conformity with the provisions of SAB 101 by the quarter ended June 30, 2000 and do not expect a material change in our financial position or results of operations as a result of SAB 101. However, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" was issued to defer adoption of SAB 101 to the quarter ending December 31, 2000. We believe the adoption of SAB 101 will not result in a material change in our financial position or our results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the following: the definition of

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensating plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is in the process of determining what impact, if any, the application of FIN 44 will have on its financial position or results of operations.

(9) Subsequent Events

  As described in Note 1, on August 3, 2000, the Company's wholly owned subsidiary Key3Media Events entered into a credit facility with a syndicate of banks which consists of two term loan facilities and a revolving credit facility. The principal amount of the first term loan is $75 million which will mature on August 3, 2005. The first term loan will be repaid quarterly in annual amounts equal to 10% of the original principal amount of the loan in the first year, 15% in the second year, 20% in the third year, 25% in the fourth year and the remaining 30% in the fifth and final year. The principal amount of the second term loan is $255 million which will mature on August 3, 2006. The second term loan will be repaid in equal quarterly amounts during the final year of its term, subject to amortization of approximately 1% per year prior to the final year. Key3Media Events borrowed $330 million under the term loan facilities on August 18, 2000.

  The revolving credit facility commits the banks to lend up to $50 million to Key3Media Events for general corporate purposes. Key3Media Events may borrow, repay and re-borrow under the revolving loan facility until August 3, 2005 at which time Key3Media Events must repay any amounts outstanding under the revolving credit facility.

  At Key3Media Events' election, loans under the credit facility will bear interest at a margin over, (1) the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the London interbank offered rate, or LIBOR. The margin Key3Media Events pays will vary between 0.75% and 4.00% depending on (a) what Key3Media Events chooses as its base rate and (b) the ratio of its total debt to EBITDA.

  On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75 million. The purchasers paid $72,937,500 for the debentures and the warrants described below. The principal amount of the debentures will accrete at a rate of 12% per year, compounded quarterly, for the first five years and 15% per year, compounded quarterly, after that. If our consolidated ratio of debt to EBITDA in the previous four quarters is higher than 4.50:1.00, the accretion rate will increase by 1.25% until the ratio falls below 4.50:1.00 for the previous four quarters. The debentures will mature in seven years and nine months.

  The Company can redeem the debentures at any time before the first anniversary of the issuance of the debentures at 112% of the initial principal amount. On or after the first but before the fifth anniversary of the issuance, we can redeem the debentures at 100% of their accreted principal amount. On or after the fifth anniversary, we cannot redeem the debentures.

  The purchasers of our debentures received warrants to purchase 6.8 million shares of our common stock at $6.00 per share, subject to adjustment as described below and to customary anti-dilution rights. Cashless exercise is permitted and the warrants will expire seven years after they are issued, except that if the number of shares that may be purchased upon exercise of the warrants increases on any anniversary of the issue date, then the warrants will expire as to those additional shares seven years after that anniversary.

(10) Unaudited Information

  With respect to the unaudited financial information of Key3Media Group, Inc. for the six month periods ended June 30, 2000 and 1999 incorporated by reference in the S-8 registration statement dated August 23, 2000,

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

PricewaterhouseCoopers LLP reported that they had applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 31, 2000 incorporated by reference therein and included herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 ("Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  If the debentures are redeemed within 22 months after they are issued, the number of shares that must be issued upon exercise of the warrants will decrease by 523,000. If the debentures are still outstanding on the following anniversaries, the number of shares that must be issued upon exercise of the warrants will increase by 1.5 million on the second and third anniversaries of the issuance of the debentures and by 1.75 million on the fourth and fifth anniversaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion below should be read in conjunction with our historical condensed combined financial statements and the notes thereto. Historical results and percentage relationships set forth in the condensed combined financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "will", "may", "believes", "expects", "anticipates", "plans", and "estimates" and similar expressions are intended to identify forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, general economic conditions, the state of the information technology industry, technological changes and developments, intellectual property rights, competition, capital expenditures and factors impacting our international operations. In addition, the Registration Statement on Form S-1 (File No. 333-3682) that we filed with the SEC contains important cautionary statements and discusses many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements and factors are incorporated herein by reference.

Results of Operations

 Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999

  Our total revenue increased $19.9 million, or 26.8%, to $93.9 million in the second quarter of 2000 from $74.0 million in the comparable period in 1999. Exhibitor services revenue increased by $6.8 million, or 13.9%, to $55.4 million in the second quarter of 2000 from $48.6 million in the comparable period in 1999. This increase was attributable to a 1.8% increase in the average rental rate per square foot paid by exhibitors to $56.43 from $55.41 and an increase of 10.0% in net square feet of exhibit space rented at our events to 672,290 in the second quarter of 2000 from 611,039 in the comparable period in 1999 along with a $2.5 million increase in the exhibition activity at JavaOne during 2000 compared with 1999 and an 5.5% increase in the number of exhibitors at our events to 1,292 from 1,225.

  Conference fees increased $10.4 million, or 52.4%, to $30.3 million in the second quarter of 2000 from $19.9 million in the comparable period in 1999. This increase was attributable to a 22.5% increase in the number of participants at the conferences that we offer at our events to 19,431 from 15,861. This increase also resulted from a 24.4% increase in the average revenue per conference attendee in the second quarter of 2000 to $1,560 compared with $1,254 than in the comparable period in 1999. The increase in conference attendees for the three months ended June 30, 2000 was due to more specific customization and a greater number of programs offered at our JavaOne and N+I events.

  Advertising and sponsorship revenues increased $2.7 million, or 47.9%, to $8.2 million in the second quarter of 2000 from $5.5 million in the comparable period in 1999. This increase is attributable to the increased advertising and sponsorship opportunities at N+I.

  Cost of production increased $4.2 million, or 19.6%, to $25.5 million in the second quarter of 2000 from $21.3 million in the comparable period in 1999. As a percentage of revenue, these costs represented 27.1% of revenue compared to 28.8% in 1999.

  SG&A expenses, including noncash stock based compensation expenses, increased $6.7 million, or 32.5%, to $27.3 million in the second quarter of 2000 from $20.6 million in the comparable period in 1999. As a percentage of revenue, SG&A represented 29.1% of revenue in the second quarter of 2000 compared to 27.8% in the comparable period in 1999. The increase in SG&A as a percentage of revenue is primarily attributed to increased levels of employment at our business locations in Massachusetts and California and the addition of certain new senior managers in March of 2000.

  As a result of the foregoing, EBITDA increased by $8.3 million, or 25.3%, to $41.1 million in the second quarter of 2000 from $32.8 million in the comparable period in 1999.

  Depreciation and amortization increased $947,000 or 11.4%, to $9.2 million in the second quarter of 2000 from $8.3 million in the comparable period in 1999. This increase is primarily due to additions of property and equipment.

  The provision for income tax expense increased $2.5 million, or 33.8%, to $10.0 million in the second quarter of 2000 from $7.5 million in the comparable period in 1999. This increase is attributed to higher income before taxes.

  As a result of the foregoing, our net income increased $3.8 million, or 33.6%, to $15.1 million in the second quarter of 2000 from $11.3 million in the comparable period in 1999.

 Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999

  Our total revenue increased $22.0 million, or 23.7%, to $115.0 million in the six months ended June 30, 2000 from $93.0 million in the comparable period in 1999. Exhibitor services revenue increased by $7.0 million, or 11.4%, to $68.1 million in the six months ended June 30, 2000 from $61.1 million in the comparable period in 1999. This increase was attributable to a 3.0% increase in the average rental rate per square foot paid by exhibitors to $53.00 from $51.44 and an increase of 4.0% in net square feet of exhibit space rented at our events to 870,733 in the six months ended June 30, 2000 from 836,956 in the comparable period in 1999 along with a $2.5 million increase in the exhibition activity at JavaOne during 2000 compared with 1999. There was a 0.9% decrease in the number of exhibitors at our events to 1,972 from 1,989 for the comparable period in 1999.

  Conference fees increased $10.9 million, or 44.6%, to $35.5 million in the six month ended June 30, 2000 from $24.5 million in the comparable period in 1999. This increase was attributable to a 21.3% increase in the number of conference participants at our events to 25,474 from 21,007 and a 19.2% increase in the average revenue per conference attendee in the six months ended June 30, 2000 to $1,393 compared with $1,168 in the comparable period in 1999. This increase in conference attendees for the six months ended June 30, 2000 was due to more specific customization and a greater number of programs offered at our JavaOne, N+I and Seybold Seminar events.

  Advertising and sponsorship revenues increased $4.1 million, or 55.6%, to $11.5 million in the six months ended June 30, 2000 from $7.4 million in the comparable period in 1999. This increase is attributable to the increased advertising and sponsorship opportunities at N+I.

  Cost of production increased $4.5 million, or 15.4%, to $33.9 million in the six months ended June 30, 2000 from $29.4 million in the comparable period in 1999. As a percentage of revenue these costs represented 29.5% of revenue in 2000 compared to 31.6% in 1999. Our cost of production decreased as a percentage of our revenue because of the low fixed cost component of our JavaOne, N+I and Seybold Seminar events.

  SG&A expenses, including non cash stock based compensation expenses, increased $9.7 million, or 25.2%, to $48.2 million in the six months ended June 30, 2000 from $38.5 million in the comparable period in 1999. As a percentage of revenue, SG&A represented 41.9% of revenue in the six months ended June 30, 2000 compared to 41.4% for the six months ended June 30, 1999. The increase in SG&A costs is due to an increase in personnel costs primarily related to establishing the corporate office in Los Angeles and increased contractor and temporary help responsible for information technology. These are offset by a decrease in central service allocation charges from ZDI.

  As a result of the foregoing, EBITDA increased by $6.5 million, or 24.7% to $33.0 million in the six months ended June 30, 2000 from $26.5 million in the comparable period in 1999.

  Depreciation and amortization decreased $1.0 million, or 5.0%, to $18.5 million in the six months ended June 30, 2000 from $19.4 million in the comparable period in 1999. This decrease is primarily due to certain property and equipment and intangible assets becoming fully depreciated or amortized in the first quarter of 1999.

  The provision for income tax expense increased $2.6 million, to $.9 million in the six months ended June 30, 2000 from $(1.7) million in the comparable period in 1999. This income is attributable to an increase in revenue at an effective tax rate of 39.7%.

  As a result of the foregoing, our net income increased $4.0 million, to $1.4 million in the six months ended June 30, 2000 from $(2.6) million in the comparable period in 1999.

 Liquidity and Capital Resources

  Historically, the cash we generated from operating activities has exceeded the cash we used in investing activities by significant amounts. We have used cash in investing activities primarily to fund investments in property and equipment and intangibles. For the six months ended June 30, 2000, we generated net cash from operations of $57.5 million and used $1.7 million of net cash in investing activities and for the six months ended June 30, 1999, we had $39.1 million net cash provided by our operations and used $2.2 million of net cash in investing activities. Prior to April 13, 2000 we, as a wholly-owned subsidiary of ZDI, relied on ZDI's cash management and treasury functions and remitted most of the cash we did not use in our business to ZDI, which used it to fund its other businesses. We remitted $14.0 million to ZDI during the six months ended June 30, 2000 and $66.2 million during the six months ended June 30, 1999. As a result of these practices, we historically had a working capital deficit and low cash balances. Since April 13, 2000, we assumed responsibility for our cash management and treasury activities as if we were an independent company. At June 30, 2000, we had a working capital deficit of $16.2 million and cash and cash equivalents of $67.5 million. From and after our spin-off from ZDI on August 18, 2000, we will no longer remit any of our cash to ZDI and, as a result, unless we decide to prepay our borrowings, we do not expect to have material working capital deficits in the future.

  Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

  Capital expenditures for the six months ended June 30, 2000 were $1.7 million. We anticipate our capital expenditures for the balance of 2000 to total approximately $13 million, including $2 million for tenant upgrades in our newly leased corporate headquarters in Los Angeles and existing facilities located in Needham, Massachusetts and Foster City, California, $4 million for replacements and upgrades of property and equipment, $2 million for expanded data center capacity to replace administrative services that were previously provided by ZDI and $5 million for our new Internet initiatives.

  On August 18, 2000 ZDI completed the previously announced spin-off of the Company, a new company formed to hold ZDI's trade show and conference business, to the holders of ZDI common stock. In connection with the spin-off, we raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of our common stock for $6 per share. Additionally our subsidiary Key3Media Events borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay and refinance Key3Media Events' existing indebtedness of $382 million and to fund a cash dividend to ZDI of $43 million, and the balance were retained for working capital and general corporate purposes.

  Based upon current and anticipated levels of operations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our credit facilities will be sufficient to enable us to meet our cash operating requirements including venue rental payments, scheduled interest and principal payments on debt and capital expenditures. We will, however, be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Seasonality

  Our revenue is seasonal, because even though our customers pay us for an event during the 12 months preceding the event, we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (N+I, Las Vegas) and the fourth quarter (COMDEX/Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in the current year may be held in a different quarter in future years.

Inflation

  The impact of inflation on our results of operations has not been significant in recent years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to various market risks, which includes the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not hedge our foreign currency rate risk; however, we expect to enter into financial instruments to manage and reduce the impact of changes in interest rates.

  Currencies. We maintain operations, cash and other assets in Europe, Canada and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

  Interest. As a result of our August 18, 2000 spin off from ZDI, we rely significantly on long-term floating rate debt in our capital structure. Our new $330 million credit facility with a syndicate of banks requires that not less than $165.0 million of the facility be covered by interest rate cap agreements which eliminate our exposure to interest rate increases in LIBOR above 9.5%. Notwithstanding the preceding, a one percentage point increase in interest rates would result in a reduction of pretax earnings and cash flows equal to $3.3 million.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceeding

  Legal proceedings are discussed in footnote 6 (Commitments and Contingencies) contained in Part 1, Item 1--Notes to Condensed Combined Financial Statements and such discussion is incorporated herein by reference.

Item 2. Changes in Securities

  On August 18, 2000, a total of 65,000,000 shares of our voting common stock, par value $0.01 per share, were sold or distributed. All of these shares were registered under the Securities Act of 1933 by our Registration Statement on Form S-1 (File No. 333-36828), which was declared effective by the Securities and Exchange Commission on August 10, 2000. ZDI distributed 53,358,050 of our shares to the holders of its ZD common stock for no consideration and we sold the remaining 11,641,950 of our shares in an offering to new shareholders at $6.00 per share. Proceeds of the offering were $69.9 million. No commissions or other compensation was paid to anyone in connection with the offering and ZDI paid all the expenses in connection with the offering and distribution other than the discounts and commitment fees payable to the lenders as described below and the New York Stock Exchange listing fees. We also received aggregate net proceeds from the sale of our zero coupon senior debentures with detachable warrants of $72.9 million (which reflects an issue discount of $2.1 million). Of the total proceeds of $142.8 million from the offering and the sale of the debentures with warrants, we used $43.0 million to pay a dividend to ZDI, retained $4.5 million and contributed the balance to our wholly-owned subsidiary Key3Media Events. Key3Media Events used the contribution and the net proceeds of $321.7 million from borrowings under its new credit facility to repay its then outstanding borrowings of $150.0 million from external lenders and $232.0 million from ZDI, and retained the balance for working capital and general corporate purposes. Key3Media Events paid total commitment fees of $8.3 million to the lenders under the new credit facility.

Item 4. Exhibits and Reports on Form 8-K

  (a) Exhibits

      The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

       Exhibit
       Number                          Description
       -------                         -----------
         15    Letter unaudited interim financial information
         27    Financial Data Schedule for the three months ended June 30,
               2000, filed herewith.

  (b) Reports on Form 8-K

      No report on Form 8-K was filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  /s/ Peter B. Knepper
                                          -------------------------------------
                                                     Peter B. Knepper
                                                 Executive Vice President
                                                    Chief Financial and
                                                    Accounting Officer

September 6, 2000