Form 10-Q
period 2000-09-30
KEY3MEDIA GROUP INC
filed 2000-11-13
CIK 1113674

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

                              SEPTEMBER 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission File Number 1-16061

                             KEY3MEDIA GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                              95-4799962
      (State of Incorporation)         (I.R.S. Employer Identification No.)

   5700 Willshire Blvd., Suite 325                     90036
           Los Angeles, CA                          (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (323) 954-6000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES [_]  NO [X]

  As of November 10, 2000 there were 65 million shares of the Registrant's voting common stock, par value $0.01 per share, issued and outstanding. No shares of any other class of the capital stock of the Registrant are currently issued or outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                               TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------
Part I. Financial Information

  Item 1. Financial Statements:

      Condensed Consolidated Balance Sheets as of September 30, 2000
       (Unaudited) and December 31, 1999...............................     3

      Condensed Consolidated Statements of Operations (Unaudited) for
       the Three and Nine months Ended September 30, 2000 and 1999.....     4

      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       Nine Months Ended September 30, 2000 and 1999...................     5

      Condensed Consolidated Statement of Changes in Shareholders'
       Equity (Unaudited) for the Nine months Ended September 30,
       2000............................................................     6

      Notes to Unaudited Condensed Consolidated Financial Statements...     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...    17

Part II. Other Information

  Item 1. Legal Proceedings............................................    18

  Item 6. Exhibits and Reports on Form 8-K.............................    18

            CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. These forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions.

  Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions, generally, and in the information technology industry in particular, the timing of our events and their popularity with exhibitors, advertisers and attendees, technological changes and developments, intellectual property rights, competition, capital expenditures and factors impacting our international operations. In addition, the Registration Statement on Form S-1 (File No. 333- 36828) that we filed with the SEC contains important cautionary statements and discusses many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements and discussions are incorporated herein by reference.

  If there are any subsequent written or oral forward-looking statements made by us or any person acting on our behalf, they are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
Assets
Current assets:
  Cash and cash equivalents.........................   $  5,570    $  123,539
  Accounts receivable, net..........................     69,383        65,620
  Prepaid event expenses............................      4,584        12,328
  Deferred income taxes.............................      4,443         2,634
  Other current assets..............................      1,952         2,520
                                                       --------    ----------
    Total current assets............................     85,932       206,641
Property and equipment, net.........................     10,028        10,590
Intangible assets, net..............................    875,526       851,761
Deferred financing costs and other assets...........         78         8,345
                                                       --------    ----------
    Total assets....................................   $971,564    $1,077,337
                                                       ========    ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations.......               $   12,527
  Accounts payable..................................   $  8,777         4,903
  Bank overdraft....................................      2,351
  Accrued expenses..................................     23,178        39,428
  Deferred revenue..................................     85,799       135,487
  Other current liabilities.........................      3,131         9,122
                                                       --------    ----------
    Total current liabilities.......................    123,236       201,467
Deferred income taxes...............................     61,553        85,416
Long-term obligations (net of current maturities)...    382,002       367,728
Other long-term liabilities.........................      8,381         7,412

Commitments and contingencies

Shareholders' equity:
  Division capital..................................    328,022
  Common Stock--$0.01 par value; authorized
   200,000,000 shares; issued and outstanding,
   65,000,000 shares................................                      650
  Additional paid-in-capital........................                  416,517
  Retained earnings.................................     73,246        29,538
  Deferred compensation.............................       (982)      (27,133)
  Other comprehensive loss..........................     (3,894)       (4,258)
                                                       --------    ----------
    Total shareholders' equity......................    396,392       415,314
                                                       --------    ----------
    Total liabilities and shareholders' equity......   $971,564    $1,077,337
                                                       ========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                         For the three       For the nine
                                          months ended       months ended
                                         September 30,       September 30,
                                        -----------------  ------------------
                                         1999      2000      1999      2000
                                        -------  --------  --------  --------
Net revenues........................... $62,127  $ 60,531  $155,161  $175,594
Operating expenses:
  Cost of production...................  19,159    16,666    48,530    50,562
  Selling, general and administrative..  21,474    25,694    59,701    73,214
  Stock based compensation (Note 4)....     130     2,776       392     3,444
  Depreciation and amortization........   8,837     9,009    28,248    27,464
                                        -------  --------  --------  --------
                                         49,600    54,145   136,871   154,684
                                        -------  --------  --------  --------
Income from operations.................  12,527     6,386    18,290    20,910
                                        -------  --------  --------  --------
Other income (expenses):
  Interest expense.....................  (5,803)  (10,849)  (17,430)  (23,518)
  Interest income......................     100     1,072       321     1,454
  Equity in earnings from joint
   venture.............................     338               1,649
  Gain on sale of joint venture
   interest............................  13,746              13,746
  Other expense, net...................     (15)      (90)       (5)      (25)
                                        -------  --------  --------  --------
                                          8,366    (9,867)   (1,719)  (22,089)
                                        -------  --------  --------  --------
Income (loss) before income taxes......  20,893    (3,481)   16,571    (1,179)
Income tax provision (benefit).........   8,286    (1,382)    6,572      (469)
                                        -------  --------  --------  --------
    Net income (loss).................. $12,607  $ (2,099) $  9,999  $   (710)
                                        =======  ========  ========  ========
Basic net income (loss) per common
 share................................. $  0.24  $  (0.04) $   0.19  $  (0.01)
Diluted net income (loss) per common
 share................................. $  0.24  $  (0.04) $   0.19  $  (0.01)
Shares used in computing basic net
 income (loss) per common share........  53,358    58,731    53,358    55,149
Shares used in computing diluted net
 income (loss) per common share........  53,358    60,815    53,358    55,844


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Dollars in thousands)

                                                              For the nine
                                                              months ended
                                                             September 30,
                                                           -------------------
                                                             1999      2000
                                                           --------  ---------
Cash flows from operating activities:
 Net income (loss)........................................ $  9,999  $    (710)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................   28,248     27,619
  Amortization of deferred financing costs................                 574
  Stock-based compensation................................      392      3,492
  Loss on disposal of fixed assets........................                  61
  Foreign exchange gain...................................        5         35
  Deferred income taxes...................................    3,406     (6,355)
  Provision for uncollectible accounts receivable.........    1,202         73
  Changes in operating assets and liabilities:
   Accounts receivable....................................  (14,071)     3,690
   Prepaid event expenses.................................   (2,281)    (7,744)
   Other current assets...................................   (3,814)      (568)
   Other assets...........................................    8,699        (78)
   Accounts payable.......................................    7,769     (3,874)
   Accrued expenses.......................................     (194)    16,250
   Accreted interest......................................               2,024
   Deferred revenue.......................................   36,837     49,455
   Other liabilities......................................     (729)     5,022
                                                           --------  ---------
    Total adjustments.....................................   65,469     89,676
                                                           --------  ---------
    Net cash provided by operating activities.............   75,468     88,966
                                                           --------  ---------
Cash flows from investing activities:
 Purchase of property and equipment.......................   (1,620)    (4,477)
 Purchase of intangible assets............................   (2,019)
                                                           --------  ---------
    Net cash used in investing activities.................   (3,639)    (4,477)
                                                           --------  ---------
Cash flows from financing activities:
 Net transactions with Softbank, ZDI and affiliates
  excluding noncash transactions with affiliates..........  (69,571)     7,170
 Borrowings under new credit facility.....................             330,000
 Proceeds from the issuance of zero coupon senior
  debentures with detachable warrants.....................              72,938
 Proceeds from the sale of common stock...................              69,851
 Payment of costs associated with the issuance of long-
  term obligations and the sale of stock..................              (8,962)
 Payment of long-term obligations to ZDI and bank
  borrowings retained by ZDI..............................            (382,002)
 Payment of long-term obligations under the new credit
  facility................................................             (10,000)
 Payment of dividend to ZDI...............................             (42,998)
 Decrease in bank overdraft...............................     (469)    (2,351)
                                                           --------  ---------
    Net cash provided by (used in) financing activities...  (70,040)    33,646
                                                           --------  ---------
Effects of exchange rate changes on cash..................     (552)      (166)
                                                           --------  ---------
Net increase in cash and cash equivalents.................    1,237    117,969
Cash and cash equivalents at beginning of period..........   10,385      5,570
                                                           --------  ---------
Cash and cash equivalents at end of period................ $ 11,622  $ 123,539
                                                           ========  =========
Supplemental cash flow disclosures:
 Noncash financing activity:
   Capital contribution through payment of stock issuance
    costs by ZDI..........................................           $   2,681
   Adjustment to deferred income taxes....................              32,027
   Issuance of common stock to ZDI........................             305,846

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             KEY3MEDIA GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                  For the Nine months Ended September 30, 2000

                                                                   Accumulated
                                             Additional               Other
                          Divisional  Common  Paid-In   Retained  Comprehensive   Deferred
                           Capital    Stock   Capital   Earnings  Income (Loss) Compensation  Total
                          ----------  ------ ---------- --------  ------------- ------------ --------
Balance at December 31,
 1999...................  $ 328,022                     $ 73,246     $(3,894)     $   (982)  $396,392
Net transactions with
 affiliates to August
 18, 2000...............      9,851                                                             9,851
Transactions related to
 spin off from ZDI:
  Adjustment of deferred
   income taxes.........    (32,027)                                                          (32,027)
  Issuance of common
   stock to ZDI.........   (305,846)   $534   $305,312
  Dividend..............                                 (42,998)                             (42,998)
Sale of common stock,
 net of issuance costs..                116     66,562                                         66,678
Issuance of warrants to
 purchase common stock..                        15,000                                         15,000
Issuance of options to
 purchase stock.........                        29,570                             (29,570)
Amortization of deferred
 compensation...........                           378                               3,066      3,444
Forfeiture of options to
 purchase stock.........                          (305)                                305
Foreign currency
 adjustment.............                                                (364)           48       (316)
Net loss................                                    (710)                                (710)
                          ---------    ----   --------  --------     -------      --------   --------
Balance at September 30,
 2000 (unaudited).......  $            $650   $416,517  $ 29,538     $(4,258)     $(27,133)  $415,314
                          =========    ====   ========  ========     =======      ========   ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             KEY3MEDIA GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                   (in thousands, except per share amounts)

(1) Basis of Presentation, Organization and Nature of Operations

  These unaudited condensed consolidated financial statements have been prepared by the management of Key3Media Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

  These unaudited interim condensed consolidated financial statements should be read together with the Company's Registration Statement on Form S-1 (No. 333- 36828) and the audited combined financial statements contained therein.

  On August 18, 2000, Ziff Davis Inc. ("ZDI") completed a spin-off of the Company, a new company formed to hold ZDI's trade show and conference business, to the holders of ZDI common stock. In addition to the 53,358,050 shares of its common stock issued to holders of ZDI common stock in the spin-off, the Company raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of its common stock for $6 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382 million of existing indebtedness and to fund a $42,998 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

  Prior to June 1, 2000, ZDI provided to the Company certain centralized administrative services including but not limited to, legal, tax and financial accounting, management information, telecommunications and human resources. Since June 1, 2000 the Company has provided these services for itself. Charges for the services provided by ZDI were generally based upon utilization; however, where measuring utilization was impractical, ZDI used percentages based upon headcount or revenue in determining charges for these services. Management of the Company believes the allocated cost of the centralized administrative services approximated the cost it would have incurred if it had obtained the same administrative services from unaffiliated third parties.

  A portion of the cost of administrative services charged to the Company by ZDI included amounts for certain cash management and treasury activities. These activities included the investment of surplus cash and the issuance, repayment and repurchase of short-term and long-term debt. The Company generally remitted its cash receipts (other than receipts of foreign operations or operations that were not wholly owned) to ZDI, and ZDI generally funded the Company's cash disbursements (other than disbursements of foreign operations or operations that were not wholly owned), on a periodic basis. The cash funding described was accounted for within Division Capital and upon the April 13, 2000 signing of a loan agreement with two banks (Note 5) the Company assumed responsibility for its cash management and treasury activities.

  The Company recorded $2,490 and $8,045 for centralized administrative charges from ZDI for the nine months ended September 30, 2000 and 1999, respectively.

  Certain reclassifications were made to the prior year condensed combined financial statements to conform to the September 30, 2000 presentation.

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)


(2) Net Income (Loss) Per Share

  Basic net income (loss) per share was calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share was calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options and other dilutive securities, calculated using the treasury stock method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been antidilutive.

(3) Comprehensive Income (Loss)

  The components of comprehensive income (loss) were as follows:

                                               Three months     Nine months
                                              ended September      ended
                                                    30,        September 30,
                                              ---------------  ---------------
                                               1999    2000     1999    2000
                                              ------- -------  ------  -------
   Net income (loss)......................... $12,607 $(2,099) $9,999  $  (710)
   Other comprehensive income:
     Foreign currency translation
      adjustment.............................      91     (32)   (279)    (364)
                                              ------- -------  ------  -------
   Total comprehensive income (loss)......... $12,698 $(2,131) $9,720  $(1,074)
                                              ======= =======  ======  =======

(4) Stock Compensation

  On August 21, 2000, the Company granted options to purchase shares of its common stock as listed below. Certain options granted to employees who previously held options to purchase stock of ZDI, ZDNet, and Softbank Corp. are subject to the accounting treatment described in Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" which requires recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation.

             Granted at an option price of
              $5.00:                        12,914,567
             Granted at an option price of
              $11.00:                        8,211,666
                                            ----------
                 Total options granted      21,126,233
                                            ==========

  As a result of the issuance of these options to purchase common stock, the Company recorded as of September 30, 2000, deferred stock compensation of $28,433 and incurred noncash stock based compensation of $2,121, for the three and nine month periods ended September 30, 2000, respectively.

  Certain employees of the Company who continue to hold options to purchase stock of Softbank Corp. were granted accelerated vesting rights that resulted in additional deferred stock compensation at September 30, 2000 of $1,137 and noncash stock based compensation expense of $635 in the three months ended September 30, 2000. The remaining $20 of noncash stock based compensation in the three months ended September 30, 2000 results from the amortization of deferred compensation previously recorded.

  Noncash stock based compensation has been presented as a separate operating expense. If presented on a functional basis, this expense would be included in Selling, general, and administrative expenses.

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)


(5) Long-term Obligations

  Debt consisted of the following:

                                                              September 30,
                                                            -----------------
                                                              1999     2000
                                                            -------- --------
Note payable to Ziff-Davis Inc.--a related party........... $382,002
Senior credit facility.....................................          $320,000
Zero coupon debentures including accreted interest, net of
 discount..................................................            60,255
                                                            -------- --------
                                                             382,002  380,255
Less current maturities....................................           (12,527)
                                                            -------- --------
  Total.................................................... $382,002 $367,728
                                                            ======== ========

  In May 1998, Key3Media Events entered into a Loan Agreement with ZDI for $382,002 (the "Loan"). The Loan stated that interest payments were due on a quarterly basis beginning June 1998 at a rate of 6% per annum. The Loan was payable on March 31, 2008 and contained no financial covenants. On April 13, 2000, Key3Media Events entered into a Revolving Credit Agreement ("the Agreement") with two banks and borrowed $150 million which represented the maximum amount available under the Agreement. The proceeds of this borrowing were used to repay a portion of the Loan. Under the terms of the Agreement, Key3Media Events was required to maintain certain financial and operating covenants, which included maximum leverage and minimum interest coverage ratios and limits on capitalized leases and capital expenditures. The borrowing bore interest at a base rate or eurodollar rate, at the option of Key3Media Events. The base rate was equal to the higher of the lender's commercial lending rate or 1/2 of 1% per annum above the federal funds rate. The eurodollar rate was equal to the London Interbank Offered Rate divided by a percentage equal to 100% minus the eurodollar rate reserve percentage, as defined in the Agreement. The Loan and the Agreement were repaid on August 18, 2000 with borrowings from a credit facility noted below.

  On August 3, 2000, the Company's wholly owned subsidiary, Key3Media Events, entered into a credit facility with a syndicate of banks which consists of two term loan facilities and a revolving credit facility. The initial principal amount of the first term loan was $75 million which will mature on August 3, 2005. The first term loan requires repayment quarterly in annual amounts equal to 10% of the original principal amount of the loan in the first year, 15% in the second year, 20% in the third year, 25% in the fourth year and the remaining 30% in the fifth and final year. The initial principal amount of the second term loan was $255 million which will mature on August 3, 2006. The second term loan requires repayment in equal quarterly amounts during the final year of its term, subject to amortization of approximately 1% per year prior to the final year. Key3Media Events borrowed $330 million under the term loan facilities on August 18, 2000. On September 29, 2000, Key3Media Events made a $10 million principal repayment on these two term loan facilities. Interest expense on borrowings under the term loan facilities was $4,299 for the three and nine months ended September 30, 2000, respectively.

  The revolving credit facility commits the banks to lend up to $50 million to Key3Media Events for general corporate purposes. Key3Media Events may borrow, repay and re-borrow under the revolving loan facility until August 3, 2005, at which time Key3Media Events must repay any amounts outstanding under the revolving credit facility. As of September 30, 2000, Key3Media Events has no amounts outstanding under the revolving credit facility.

  At Key3Media Events' election, loans under the credit facility will bear interest at a margin over, (1) the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the London interbank offered rate,

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

or LIBOR. The margin Key3Media Events pays will vary between 0.75% and 4.00% depending on (a) what Key3Media Events chooses as its base rate and (b) the ratio of its total debt to EBITDA as defined in the credit facility agreement.

  On September 22, 2000, Key3Media Events entered in to a Rate Cap Transaction Agreement with a bank which eliminates its exposure to interest rate increases in LIBOR above 9.375% on $165 million of borrowings under the credit facility. This agreement terminates on October 2, 2001.

  On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75 million. The purchasers paid $72,937,500 for the debentures and the warrants described below. The principal amount of the debentures will accrete at a rate of 12% per year, compounded quarterly, for the first five years and 15% per year, compounded quarterly, after that. If our consolidated ratio of debt to EBITDA as defined in the debenture agreement in the previous four quarters is higher than 4.50:1.00, the accretion rate will increase by 1.25% until the ratio falls below 4.50:1.00 for the previous four quarters. The debentures will mature in seven years and nine months. Accreted interest calculated on an average annualized basis on the debentures was $2,024 for the three and nine months ended September 30, 2000. In connection with the warrants, the Company recorded a discount on the debentures and an increase to paid-in-capital of $15 million. The discount on the debentures will be amortized as interest using the effective interest rate method over the life of the debentures.

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

  The $15 million value assigned to the warrants at their issuance date has been determined using a Black-Scholes Pricing Model which includes assumptions as to risk free interest rates, dividend yield, volatility, expected life of the warrants and liquidity.

(6) Commitments and Contingencies

  On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $10 million as of September 30, 2000, and that this balance is increasing. On June 19, 2000 GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33 million on a variety of different legal theories plus additional damages for lost future profits of $20 million. Management and counsel believe that these claims are excessive and lack merit and intends to vigorously defend against them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. On August 18, 2000, the agreement with GES was terminated by Key3Media Events pursuant to a 60 day notice of termination delivered by Key3Media Events to GES on June 19, 2000.

  In connection with its spin-off from ZDI, the Company and its subsidiaries have received an indemnification from ZDI against all liabilities not related to its businesses, including the class actions and derivative litigation filed against ZDI discussed in the Company's Registration Statement on Form S-1 (No. 333-36828).

  The Company and its subsidiaries are subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the Company's financial position, results of operations or cash flows.

(7) Segment Information

                                        Three months
                                           ending         Nine months ending
                                        September 30,        September 30,
                                       ----------------  ----------------------
                                        1999     2000       1999        2000
                                       -------  -------  ----------  ----------
   Net revenues:
     North America.................... $50,746  $60,188  $  139,258  $  172,662
     Latin America....................      23                1,987       1,403
     Europe...........................  10,897       78      11,918         944
     Far East.........................     461      265       1,998         585
                                       -------  -------  ----------  ----------
                                       $62,127  $60,531  $  155,161  $  175,594
                                       =======  =======  ==========  ==========
   Other income (expense):
     North America....................                   $        2  $       (1)
     Latin America....................          $   (28)                    (28)
     Europe...........................               (1)         (1)         64
     Far East......................... $   (15)     (61)         (6)        (60)
                                       -------  -------  ----------  ----------
                                       $   (15) $   (90) $       (5) $      (25)
                                       =======  =======  ==========  ==========
   Total assets:
     North America....................................   $  982,616  $1,063,348
     Latin America....................................        5,252         241
     Europe...........................................       11,522      12,904
     Far East.........................................        2,661         844
                                                         ----------  ----------
                                                         $1,002,051  $1,077,337
                                                         ==========  ==========

  Transactions between geographic areas are not significant.

(8) Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)

every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for our fiscal year ending December 31, 2001. We believe the adoption of SFAS 133 will not have a material effect on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with SEC for the quarter ended June 30, 2000. However, Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" was subsequently issued delaying adoption of SAB 101 to the quarter ending December 31, 2000. We believe the adoption of SAB 101 will not result in a material change in our financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the following: The definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensating plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 as of July 1, 2000. See Note 4.

(9) Subsequent Event

  On October 31, 2000, Key3Media Events paid an additional $9 million of the principal balance outstanding under its term loan credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion below should be read in conjunction with our historical condensed combined financial statements and the notes thereto. Historical results and percentage relationships set forth in the condensed combined financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and similar expressions are intended to identify forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular, the timing of our events and their popularity with exhibitors, advertisers and attendees, technological changes and developments, intellectual property rights, competition, capital expenditures and factors impacting our international operations. In addition, the Registration Statement on Form S-1 (File No. 333-3682) that we filed with the SEC contains important cautionary statements and discusses many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements and discussions are incorporated herein by reference.

Results of Operations

 Three Months Ended September 30, 2000 Versus Three Months Ended September 30, 1999

  Our total revenue decreased $1.6 million, or 2.6%, to $60.5 million in the third quarter of 2000 from $62.1 million in the comparable period of 1999. Exhibitor services revenue decreased $5.7 million or 11.7% to $43.0 million in the third quarter of 2000 from $48.7 million in the comparable period in 1999. This decrease can be attributed in large part to the timing of our N+I Paris event, which was held in the third quarter of 1999 but will not be held until the fourth quarter of 2000. Adjusting the results of operations for the three months ended September 30, 1999 to exclude the results for the N+I Paris event, exhibitor services revenue increased $4.2 million or 10.8% to $43.0 million in the three months ended September 30, 2000 from an adjusted exhibitor service revenue of $38.8 million in the comparable period in 1999.
 This increase was attributable to a 7.8% increase in the average rental rate per square foot paid by exhibitors in the third quarter of 2000 to $52.60 from $48.79 in the comparable period in 1999 partially offset by a 3.8% decrease in net square feet of exhibit space rented at our events to 576,593 in the third quarter of 2000 from 599,593 in the comparable period of 1999 along with a $3.1 million increase in exhibitor revenue activity for management fee and other exhibitor service fee income at our trade shows and conferences in 2000 compared with 1999.

  Conference fees increased $1.9 million, or 26.9%, to $9.1 million in the third quarter of 2000 from $7.2 million in the comparable period in 1999. This increase was attributable to a 12.6% increase in the number of participants at the conferences that we offered at our events to 8,433 from 7,493. This increase also resulted from a 12.8% increase in the average revenue per conference attendee in the third quarter of 2000 to $1,080 compared with $958 in the comparable period in 1999. The increase in conference attendees for the three months ended September 30, 2000 was due to more specific customization and a greater number of programs offered at our Seybold San Francisco and N+I Atlanta events. Excluding the results of the N+I Paris event, conference fees increased $2.2 million, or 31.8%.

  Advertising and sponsorship revenues increased $2.2 million, or 34.9%, to $8.4 million in the third quarter of 2000 from $6.2 million in the comparable period in 1999. This increase is attributable to the increased advertising and sponsorship opportunities at Seybold San Francisco and N+I Atlanta. Excluding the results of the N+I Paris event, advertising and sponsorship revenues increased $2.7 million, or 47.0%.

  Cost of production decreased $2.5 million, or 13.0%, to $16.7 million in the third quarter of 2000 from $19.2 million in the comparable period in 1999. As a percentage of revenues, these costs for the three months ended September 30, represented 27.5% in 2000 compared to 30.8% in 1999. The decrease can be attributed to the absence of the N+I Paris event in the third quarter of 2000. Adjusting the results of operations for the three months ended September 30, 1999 to exclude the results for the N+I Paris event, cost of production increased $1.8 million or 12.2% in the three months ended September 30, 2000 from an adjusted cost of production of $14.9 million in the comparable period in 1999. Adjusted cost of production represented 28.9% of revenues for the three months ended September 30, 1999.

  Selling, general and administrative ("SG&A") expenses, including noncash stock based compensation expenses, increased $6.9 million, or 31.8%, to $28.5 million in the third quarter of 2000 from $21.6 million in the comparable period in 1999. As a percentage of revenue, SG&A represented 47.0% in the third quarter of 2000 compared to 34.8% in the comparable period in 1999. The increase in SG&A as a percentage of revenue is primarily attributed to the increase in noncash stock based compensation and increased levels of employment at our business locations in Massachusetts and California and the addition of certain senior managers in March 2000. The noncash stock based compensation for the three months ended September 30, 2000 was $2.8 million versus $0.1 in the comparable period in 1999. Excluding the results of the N+I Paris event and noncash stock based compensation, SG&A represented 42.5% and 41.6% of revenues for the three months ended September 30, 2000 and 1999, respectively.

  As a result of the foregoing, EBITDA decreased by $6.4, or 29.4%, to $15.3 million in the third quarter of 2000 from $21.7 million in the comparable period in 1999. Adjusting the results of operations for the three months ended September 30, 1999 to exclude the results for the N+I Paris event, and excluding noncash stock based compensation for both quarterly periods, adjusted EBITDA increased $2.6 million or 16.6% to 18.1 million in the three months ended September 30, 2000 from an adjusted $15.5 million in the comparable period in 1999.

  Depreciation and amortization increased $172,000 or 2.0%, to $9.0 million in the third quarter of 2000 from $8.8 million in the comparable period in 1999. The increase is due primarily to additions of property and equipment.

  Interest expense, net, increased by $4.1 million or 71.4%, to $9.8 million in the third quarter of 2000 from $5.7 million in the comparable period in 1999. The increase is due primarily to increased interest rates on current borrowings compared to previous borrowing arrangements. If our initial borrowings under our new credit facility and our zero coupon senior debentures had been outstanding from the beginning of the quarter, net interest expense would have been $12.9 million or $3.1 million greater that the $9.8 million reported.


  Income tax expense (benefit) decreased by $9.7 million to $(1.4) million in the third quarter of 2000 from $8.3 million in the comparable period in 1999. The decrease can be attributed to higher income before taxes in the third quarter of 1999 which, in addition to the items mentioned above, also included the gain from the sale of our interest in the Expocomm partnership of $13.7 million.

  As a result of the foregoing, our net loss for the three months ended September 30, 2000 was $2.1 million compared to net income of $12.6 million in the comparable period in 1999, which included the $13.7 million gain from the sale of our interest in the Expocomm partnership.

  Basic and Diluted net income (loss) per common share was $(0.04) and $0.24 for the three months ended September 30, 2000 and 1999, respectively. On a pro forma basis giving effect from the first day of the quarter to the transactions related to the spin off from ZDI, basic and diluted net income
(loss) per common share would have been $(0.08) and $0.08 for the three months ended September 30, 2000 and 1999, respectively.

 Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
1999

  Our total revenue increased $20.4 million, or 13.2%, to $175.6 million in the nine months ended September 30, 2000 from $155.2 million in the comparable period in 1999. Exhibitor services revenues increased by $1.7 million, or 1.6%, to $111.1 million in the nine months ended September 30, 2000 from $109.4 million in the comparable period in 1999. Adjusting the results of operations for the nine months ended September 30, 1999 to exclude the results for the N+I Paris event, which was held in the third quarter of 1999 but will not be held until the fourth quarter of 2000, adjusted exhibitor services revenue increased $11.6 million or 11.7% in the nine months ended September 30, 2000 from an adjusted $99.5 million in the comparable period in 1999. The increase is due to a 4.6% increase in the average rental rate per square foot paid by exhibitors to $52.64 from $50.34 in 1999 and a 0.8% increase in net square feet of exhibit space rented at our events to 1,447,366 for the nine months ended September 30, 2000 from 1,436,549 in the comparable period in 1999 along with a $7.7 million increase in exhibitor revenue activity which includes $2.5 million for Java One and $5.2 million of other exhibitor service fee income at our domestic and international tradeshows and conferences in 2000 compared with 1999.

  Conference fees increased $12.4 million, or 38.7%, to $44.6 million in the nine month period ended September 30, 2000 from $32.2 million in the comparable period in 1999. The increase was attributable to a 19.0% increase in the number of conference participants at our events to 33,907 from 28,500 and a 16.5% increase in the average revenue per conference attendee in the nine months ended September 30, 2000 to $1,315 compared with $1,128 in the comparable period in 1999. The increase in conference attendees for the nine months ended September 30, 2000 was due to more specific customization and a greater number of programs offered at our Java One, N+I Las Vegas, N+I Atlanta, Seybold Seminars Boston, Seybold Seminars San Francisco and COMDEX Spring events. Excluding the results of the N+I Paris event, conference fees increased $12.7 million, or 39.8%, while the average revenue per conference attendee increased by $181, or 16.0%.

  Advertising and sponsorship revenues increased $6.3 million, or 46.2%, to $19.9 million in the nine months ended September 30, 2000 from $13.6 million in the comparable period in 1999. This increase is attributable to the additional advertising and sponsorship opportunities at our N+I Las Vegas, N+I Atlanta, Seybold Seminars Boston, Seybold Seminars San Francisco and COMDEX Spring events. Excluding the results of the N+I Paris event, advertising and sponsorship revenue increased by $6.8 million, 51.9%.

  Cost of production increased $2.0 million, or 4.2%, to $50.6 million in the nine months ended September 30, 2000 from $48.5 million in the comparable period in 1999. As a percentage of revenues, these costs for the nine months ended September 30, represented 28.8% in 2000 compared to 31.3% in 1999. Adjusting the results of operations for the nine months ended September 30, 1999, to exclude the results for the N+I Paris event, cost of production increased $6.3 million or 14.3% in the nine months ended September 30, 2000 from an adjusted cost of production of $44.2 million in the comparable period in 1999. Adjusted costs of production represented 30.6% of revenues for the nine months ended September 30, 1999.

  SG&A expenses, including noncash stock based compensation, increased $16.6 million, or 27.6%, to $76.7 million in the nine months ended September 30, 2000 from $60.1 million in the comparable period in 1999. As a percentage of revenue, SG&A represented 43.7% in the nine months ended September 30, 2000 compared to 38.7% in the comparable period in 1999. The increase in SG&A as a percentage of revenue is primarily attributed to the increase in noncash stock based compensation and increased levels of employment at our business locations in Massachusetts and California. The noncash stock based compensation was $3.4 million for the nine months ended September 30, 2000 compared to $0.4 million in the comparable period in 1999. Excluding the results of the N+I Paris event and noncash stock based compensation for both periods, SG&A expenses represent 41.7% and 41.3% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

  As a result of the foregoing, EBITDA increased by $0.2 million, or 0.4%, to $48.4 million in the nine months ended September 30, 2000 from $48.2 million in the comparable period in 1999. Adjusting the results of operations for the nine months ended September 30, 1999, to exclude the results for the N+I Paris event and excluding noncash stock based compensation for both nine month periods, adjusted EBITDA increased $9.5 million, or 22.5% to $51.8 million in the nine months ended September 30, 2000 from an adjusted $42.3 million in the comparable period in 1999.

  Depreciation and Amortization decreased by $784,000, or 2.8%, to $27.5 million in the nine months ended September 30, 2000 from $28.2 million in the comparable period in 1999. This decrease is primarily due to certain property and equipment and intangible assets becoming fully depreciated or amortized in 2000.

  Interest expense, net, increased by $5.0 million or 29.0%, to 22.1 million in the nine months ended September 30, 2000 from $17.1 million in the comparable period in 1999. The increase is due primarily to increased interest rates on current borrowings compared to previous borrowing arrangements. If our initial borrowings under our new credit facility and our zero coupon senior debentures had been outstanding from the first day of the year net interest expense would have been $40.5 million or $18.4 million greater that the $22.1 million reported.

  Income tax expense (benefit) decreased $7.0 million, to $(0.5) million in the nine months ended September 30, 2000 from $6.6 million in the comparable period in 1999. The decrease can be attributed to lower income before taxes in 2000 as presented in the foregoing. The decrease in income can be attributed to the $13.7 million gain from the sale of the Expocomm partnership in the third quarter of 1999.

  As a result of the foregoing, our net loss for the nine months ended September 30, 2000 was $0.7 million compared to net income of $10.0 million for the comparable period in 1999.

  Basic and Diluted net income (loss) per common share was $(0.01) and $0.19 for the nine months ended September 30, 2000 and 1999, respectively. On a pro forma basis giving effect from the first day of the year to the transactions related to this spin off from ZDI, basic and diluted net (loss) per common share would have been $(0.21) and $(0.12) for the nine months ended September 30, 2000 and 1999, respectively.


 Liquidity and Capital Resources

  Historically, the cash we generated from operating activities has exceeded the cash we used in investing activities by significant amounts. We have used cash in investing activities primarily to fund investments in property and equipment and intangibles. For the nine months ended September 30, 2000, we generated net cash from operations of $89.0 million and used $4.5 million of net cash in investing activities and for the nine months ended September 30, 1999, we had $75.5 million net cash provided by our operations and used $3.6 million of net cash in investing activities. Prior to April 13, 2000, we, as a wholly-owned subsidiary of ZDI, relied on ZDI's cash management and treasury functions and remitted most of the cash we did not use in our business to ZDI, which used it to fund its other businesses. As a result of these practices, we historically had a working capital deficit and low cash balances. Since April 13, 2000, we assumed responsibility for our cash management and treasury activities as if we were an independent company. At September 30, 2000, we had working capital of $5.2 million and cash and cash equivalents of $123.5 million. Unless we decide to prepay our borrowings, we do not expect to have material working capital deficits in the future.

  Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

  Capital expenditures for the nine months ended September 30, 2000 were $4.5 million. We anticipate our capital expenditures for the balance of 2000 to total approximately $10 million, including $2 million for tenant upgrades in our newly leased corporate headquarters in Los Angeles and existing facilities located in Needham,

Massachusetts and Foster City, California, $2 million for replacements and upgrades of property and equipment, $1 million for expanded data center capacity to replace administrative services that were previously provided by ZDI and $5 million for our new Internet initiatives.

  On August 18, 2000 ZDI completed the previously announced spin-off of the Company, a new company formed to hold ZDI's trade show and conference business, to the holders of ZDI common stock. In connection with the spin-off, we raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of our common stock for $6 per share. Additionally our subsidiary Key3Media Events borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay and refinance Key3Media Events' existing indebtedness of $382 million and to fund a cash dividend to ZDI of $43 million, and the balances were retained for working capital and general corporate purposes.

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

Seasonality

  Our revenue is seasonal, even though our customers pay us for an event during the 12 months preceding the event, we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (N+I, Las Vegas) and the fourth quarter (COMDEX/Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in the current or prior year may be held in a different quarter in future years.

Inflation

  The impact of inflation on our results of operations has not been significant in recent years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to various market risks, which includes the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not hedge our foreign currency rate risk; however, as noted below, we have entered into an interest rate cap agreement to manage and reduce the impact of changes in interest rates.

  Currencies. We maintain operations, cash and other assets in Europe, Canada, Asia and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

  Interest. We rely significantly on long-term floating rate debt in our capital structure. Our new credit facility with a syndicate of banks requires that not less than $165.0 million of the facility be covered by interest rate cap agreements which eliminate our exposure to interest rate increases in LIBOR above 9.375%. Notwithstanding the preceding, a one percentage point increase in interest rates would result in a reduction of pretax earnings and cash flows equal to $1.9 million.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceeding

  Legal proceedings are discussed in footnote 6 (Commitments and Contingencies) contained in Part 1, Item 1--Notes to Condensed Combined Financial Statements and such discussion is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

       Exhibit
       Number                            Description
       -------                           -----------
         27    Financial Data Schedule for the nine months ended September 30,
               2000, filed herewith.

  (b) Reports on Form 8-K

      No report on Form 8-K was filed by the Company during the three months ended September 30, 2000.

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

November 13, 2000