Form 10-K405
period 2000-12-31
KEY3MEDIA GROUP INC
filed 2001-03-30
CIK 1113674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000           Commission File Number: 001-16061

                             Key3Media Group, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                               95-4799962
   (State or other jurisdiction of      (I.R.S. employer identification no.)
   incorporation or organization)

    5700 Wilshire Blvd, Suite 325                       90036
           Los Angeles, CA                            (Zip Code)
   (Address of principal executive
              offices)

                                 (323) 954-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class:            Name of each exchange on which registered:
              --------------------            ------------------------------------------
     Common stock, par value $0.01 per share           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

   As of March 29, 2001, there were 65,043,000 shares of the registrant's common stock outstanding. No shares of any other class of the capital stock of the registrant are currently issued or outstanding.

   As of March 29, 2001, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $318 million.

   Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2001, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

        Annual Report on Form 10-K for the Year Ended December 31, 2000

Form 10-K Item Number:                                                                            Page No.
----------------------                                                                            --------

PART I

Item 1:   Business...............................................................................      1
Item 2:   Properties.............................................................................     13
Item 3:   Legal Proceedings......................................................................     13
Item 4:   Matters Submitted to a Vote of Security Holders........................................     13

PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters..................     15
Item 6:   Selected Financial Data................................................................     15
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations..     17
Item 7A:  Quantitative and Qualitative Disclosures about Market Risk.............................     24
Item 8:   Financial Statements and Supplementary Data............................................     24
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     25

PART III

Item 10:  Directors and Executive Officers of the Registrant.....................................     26
Item 11:  Executive Compensation.................................................................     26
Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................     26
Item 13:  Certain Relationships and Related Transactions.........................................     26

PART IV

Item 14:  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................     26

Index to Financial Statements and Financial Statement Schedule..................................     F-1

Signatures......................................................................................    II-1
Power of Attorney...............................................................................    II-2

                           Forward Looking Statements

   In this Annual Report on Form 10-K, we have included statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Among other things, these statements relate to our future operating and financial results, plans and objectives and other events that have not yet occurred. They can generally be identified because the context of such statements will include words such as "believes," "anticipates," "expects" or words of similar import. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which are inherently uncertain and beyond our control. Because forward-looking statements involve many risks and uncertainties, there are many factors that could cause actual results to differ, possibly materially, from those expressed or implied by these statements. These include economic conditions generally and in the information technology industry in particular; the timing of the Company's tradeshows and other events and their popularity with exhibitors, advertisers and attendees; technological changes and developments; competition; and intellectual property rights. Some of these and other factors could cause actual results to differ from those expressed or implied by forward looking statements are discussed further in "Item 1 - Business - Certain Factors That May Affect Our Businesses." The Company does not plan to update any forward-looking statements.

                                     PART I

Item 1. Business

   We produce, manage and promote a portfolio of tradeshows, conferences and other events for the information technology, or IT, industry. Our events provide community, content and commerce for vendors, resellers, large volume end-users and others involved in the IT industry, including consultants and other advisors. In 2000, we provided face-to-face marketplaces for business-to-business marketing, sales and education in the IT industry for more than 1.5 million participants at 36 owned and operated events, including co-located events.

   In 2000, our leading COMDEX and NetWorld+Interop events were the top two IT industry tradeshows in the United States when measured by revenue from exhibit space rentals based on statistical data obtained from Tradeshow Week, a leading industry publication. We also produce customized events for specific IT vendors and specific segments of the IT industry. At our events, we rent space to exhibitors and receive commissions from third parties who provide services to our exhibitors. We also charge fees for conferences and sell advertising and sponsorships. In 2000, our revenue was $286.9 million, our net income was $8.6 million and our earnings before interest, depreciation and amortization, or EBITDA, were $91.2 million.

   We have events which focus on the full spectrum of the IT industry and others that target particular segments of the industry. We believe that we can enhance our revenue by creating multiple revenue streams from a portfolio of events with different targeted audiences and limited attendee overlap. Our customized events allow us to build close relationships with individual IT vendors and better understand their products and marketing needs. These relationships also help us identify and keep current with emerging trends in the IT industry.

   Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2000 tradeshow was the largest tradeshow in the United States for any industry when measured by revenue from exhibit space rentals and attendance (including exhibitor personnel). In 2000, we offered 19 COMDEX events in 16 countries and our owned and operated COMDEX events generated about 34% of our revenue. Our NetWorld+Interop tradeshows focus on the networking, Internet and telecommunications sectors of the IT industry. In 2000, we held 5 NetWorld+Interop tradeshows in four countries and we owned and operated three of these NetWorld+Interop events and they also generated approximately 34% of our revenue.

   We were incorporated in 2000 to hold Ziff-Davis Inc.'s portfolio of tradeshow businesses. We were spun off from Ziff-Davis in August 2000. When we use the terms "Key3Media", "Registrant", "we" and "our", we mean, prior to the spin-off, the portfolio of tradeshow and other event businesses formerly held by Ziff-Davis Inc. and, after the spin-off, Key3Media Group, Inc., a Delaware corporation, and its subsidiaries.

Industry Overview

   Tradeshows, conferences and other business-to-business events provide face-to-face interaction between buyers and sellers and offer educational and networking opportunities for attendees. Tradeshow Week has estimated that there are over 13,000 trade and consumer events held annually worldwide. The North American events industry has experienced steady growth in total exhibit space, the number of exhibitors and attendance over the past ten years. The spectrum of the tradeshows is fairly broad, with individual shows distinguishing themselves by their style, the nature and level of sophistication of their content, organizational efficiency and, most importantly, by their attendance record.

   The IT industry has been one of the fastest growing segments of the U.S. events industry, with the number of IT events growing from 325 in 1995 to an estimated 477 in 2000. This represents a compound average annual growth rate of 8.0%, compared to only 1.4% for all U.S. events regardless of industry. This growth in IT tradeshows business has been driven by the emergence of new small and mid-sized regional events and the proliferation of events which focus on particular segments of the IT industry. We have not benefited from much of this growth because we generally do not produce small or mid-sized regional events, the number of competing IT events has increased and the recent trends we have experienced at our large COMDEX events.

   Although the total amount exhibitors spend on IT events has increased, with the increase in the number of IT events, exhibitors have become more selective in choosing events and more sensitive to the returns they can generate from their marketing investments. Exhibitors consider not only exhibit space rental costs, but also other event-related costs such as exhibit design and production, transportation, travel, lodging and entertainment costs and event-related promotions. We believe that in economic downturns exhibitors are more likely to cut back on these other costs than to miss shows entirely. As an alternative to exhibiting at events, some IT vendors host private events such as regional conferences, product demonstrations, user-group meetings, road shows and educational demonstrations. While these allow vendors to engage customers in a more controlled environment, they typically involve much smaller audiences than attend larger industry events. Many exhibitors feel they need to exhibit at leading events in order to launch their new products and services, establish and enhance their brands with customers and the media and to remain competitive. The "see and be seen" aspect of events is very important to exhibitors who are seeking to maximize the returns from their sales and marketing efforts.

Our Competitive Strengths

   We believe that our business has several important competitive strengths.

 We Believe We Are the Industry Leader in IT Events

   We believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals and we have the leading brands in our industry. In 2000, our leading COMDEX and NetWorld+Interop events were the top two IT industry tradeshows in the United States in terms of revenue from exhibit space rentals. We believe our COMDEX and NetWorld+Interop brands are among the most distinctive and recognizable brand names in the IT event industry. We also have a portfolio of other events with strong market and brand positions in specific segments of the IT industry. We believe that our size and portfolio of leading brands help us consistently attract the biggest names in the IT industry as exhibitors, conference participants and keynote speakers.

 Strong Cash Flow and Attractive Cost Structure

   Our events generate strong cash flows. Our variable costs are low and our fixed costs are predictable. Our primary fixed cost is rent for event venues, which we have under contract for the next three years for most of our major events. Due to our cost structure, most of the incremental revenue we generate from profitable shows translates into increased cash flow, EBITDA and net income. We can generate incremental revenue from additional exhibit space rentals, increases in exhibitor space rental fees and additional sales of advertising and sponsorships. In 2000, our operating margin, which is our EBITDA as a percentage of our revenues, was 31.8%. Adjusting EBITDA in 2000 for a non-recurring compensation charge and stock based compensation, our operating margin was 35.6%.

 Comprehensive Portfolio of IT Brands

   We believe we have a broader and more extensive portfolio of IT brands than any other events company. We have brands for horizontal events that cover the full spectrum of the IT industry and for vertical events that target particular segments of the industry. Our portfolio of IT event brands allows us to provide for the needs of almost every participant in the IT industry in the United States and to generate multiple revenue streams from the industry with limited audience overlap. For example, we believe that the attendee overlap between our fall and spring COMDEX events is only about 6% and that the overlap between our largest COMDEX and NetWorld+Interop events is only about 12%. We believe that our well known brands contribute to stable pricing and help us to attract exhibitors and attendees.

 Extensive Database of Exhibitors and Attendees

   We have an extensive database of participants in the IT industry. Our database contains more than 2.2 million names in the United States and more than 800,000 names outside the United States. Our database allows us to identify and target both exhibitors and attendees. Our database contains important demographic information for each participant, including items like job function, company size and type, product interests, purchasing habits and installed operating systems. We believe that our ability to use our database to target and attract the attendees that our exhibitors most want to reach gives us an important competitive advantage. We also use our database to create new events, to increase paid conference attendance at our events and as a source of revenue when we rent out our lists.

 International Presence and Opportunities

   We have been able to successfully export our leading brands through a combination of events we own and operate and international contract events in which we license our brand to other operators and typically receive guaranteed minimum payments and a return based on the performance of the licensed event. Our international events extend our brands and reputation globally and take advantage of our U.S. experience. In 2000, we had 5 main and 10 regional events and 27 contract events outside the United States. Of these, there were 17 COMDEX events (4 owned and operated and 13 contract events), three NetWorld+Interop events (one owned and operated and two contract events) and our owned and operated "Government in Technology Week" event held in Ottawa, Canada.

Our Strategy

   We are seeking to increase our revenue, cash flow and earnings by pursuing the following strategies:

 Focus on Key Revenue Drivers

   We generate multiple streams of revenue from our events and will focus on the following key revenue drivers:

   Increase Exhibit Space Rentals. We will seek to increase revenue from our exhibit space rentals by increasing both the amount of space we rent and the fees we charge to our exhibitors for such rentals. For many of our continuing shows, we have raised exhibit space rental fees in each of the last two years and believe we will be able to raise them further in the future.

   Increase Advertising, Sponsorships and Promotions. One of our key initiatives is to increase our advertising and sponsorships revenue and to generate additional revenue by introducing promotional activities at our events. Prior to the spin-off, we sold advertising and sponsorships only to our exhibitors. We sold advertising and sponsorships outside our exhibitors and the IT industry for the first time at COMDEX Fall 2000 and believe we can expand these sales in the future.

   Emphasize Conferences and Content. We intend to continue to create, organize and promote the conferences that we offer to attendees at our events for an additional fee. In addition to generating additional revenue, the content and educational opportunities offered by these programs help us attract quality attendees to our events. We will also continue to use leading executives and experts in the IT industry as keynote speakers at our events in order to provide the most current and relevant information to our attendees. By increasing quality attendance, we make our events more attractive to exhibitors.

 Maintain and Extend COMDEX Fall's Industry Leading Position

   We believe that we can maintain and extend COMDEX Fall's industry leading position by:

  . shifting its focus so that it highlights the emerging and fastest growing sectors of the IT industry;

  .  expanding its exhibitor and attendee base;

  . increasing its advertising and sponsorships revenues and introducing promotional activities; and

  .  increasing attendee participation in its conferences.

 Leverage our Customized Events

   In our Studios division, we produce customized events for individual IT vendors which enable them to reach audiences in a targeted and controlled environment. We work closely with our clients at these events and we use these events to demonstrate our marketing expertise and gain a better understanding of our clients' business and marketing needs. We believe we can use the close relationships we build with our clients and the information we gain about them through these events to increase their use of our other product lines. These events also help us identify and keep current with the most important emerging trends in the IT industry.

 Pursue Acquisitions Selectively

   We may acquire other producers of events if we believe they fit with our existing businesses and are available on reasonable terms. We may use such acquisitions to strengthen and expand our event portfolio and to expand our product offerings outside the IT industry. We believe that we can create operating efficiencies by applying our expertise and experience.

 Expand Internationally

   We have extended our leading brands to select international markets and intend to expand our international operations. In 2000, we held first-year events in Saudi Arabia, Greece, South Africa and Switzerland. The IT industry is becoming increasingly global and we believe that we are well positioned to expand our international presence due to the strength of our brands and our presence and experience in the United States. See "--Our Events--International Expositions".

Our Events

   We produce 36 owned and operated events, including co-located events. In 2000, these events were attended by a total of more than 1.5 million participants. In addition to the events we own and operate, we license our brands to foreign tradeshow operators for use in connection with 27 events held outside of the United States. We refer to these as our international contract events. Most of our international contract events are operated under the COMDEX or NetWorld+Interop brands.

   Generally, our events have three features in common, although the emphasis may vary:

  . an exposition floor on which exhibitors and attendees interact face-to-face;

  .  conferences designed to inform and educate IT professionals; and

  .  keynote speakers and product launches.

   We produce events under a number of different brand names, including COMDEX, NetWorld+Interop, Seybold Seminars and JavaOne. Our two most important brands in terms of revenues are COMDEX and NetWorld+Interop. We classify our events as "horizontal" events if they cover the full spectrum of the IT industry and "vertical" events if they focus only on particular segments of the IT industry. Our COMDEX tradeshows are horizontal events and all our other events are vertical. NetWorld+Interop and Seybold Seminars are our largest vertical events. Consistent with industry trends, our vertical events have grown significantly and performed better than our horizontal events.

   In addition to our branded events, we conduct a series of customized vertical events through our Studios division. Our JavaOne conference is our largest customized event.

   The following table summarizes the scope and reach of our principal branded and customized events:

             Name             Type      Target Audience          Focus             2000 Locations
     --------------------- ---------- ------------------- -------------------- -----------------------
     COMDEX                Horizontal Full spectrum of IT Chief information    Athens, Basel, Beijing,
                                      industry            officers, chief      Buenos Aires, Cairo,
                                                          technology officers, Chicago, Jeddah,
                                                          business managers    Johannesburg,
                                                          and corporate        Las Vegas, Mexico City,
                                                          consumers            Montreal, New Delhi,
                                                                               Paris, Sao Paulo,
                                                                               Seoul, Singapore,
                                                                               Tel Aviv, Toronto,
                                                                               Vancouver

     NetWorld+Interop      Vertical   Network engineers   Computer networking, Atlanta, Las Vegas,
                                      and developers      the Internet and     Paris, Sao Paulo,
                                                          telecommunications   Tokyo

     Seybold Seminars      Vertical   Publishing          Web and desktop      Boston, San Francisco
                                      professionals and   publishing and print
                                      web designers

     JavaOne               Vertical   Independent and     Java technology      San Francisco
                                      enterprise software
                                      platform developers

     CRM/Support Services  Vertical   Business managers   Help desk and        San Francisco,
                                                          technical support    Washington, D.C.

     Custom Program        Vertical   Various             Vendor-specified     Various
     Group

     Vertical Market Group Vertical   Various             IT needs of specific Various
                                                          industries

 COMDEX

   Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2000 tradeshow was the largest tradeshow in the United States when measured by revenue from exhibitor space rentals and attendance (including exhibitor personnel). In 2000, we offered 19 COMDEX tradeshows in 16 countries.

   Our COMDEX tradeshows cover a broad range of new technologies at every stage, from their development and introduction to commercial maturity. Many of the most significant computer products launched over the past 20 years occurred at COMDEX tradeshows, including the launch of the IBM PC, Lotus 1-2-3, Windows 3.1, Windows CE and DVD.

   IT and Internet technologies form an integral part of our COMDEX tradeshows. While maintaining our coverage of the full spectrum of the IT industry, we are currently highlighting four key technology areas:

  . networking and communications products that provide the broadband infrastructure for the delivery of data, voice and video, while focusing on such issues as network security and virtual private networking;

  . e-commerce solutions, for the delivery of products and services through the Internet, dealing with subjects such as storage, security, applications, platforms and servers;

  . software platforms and operating systems, including the tools to build applications and applets, for Windows 2000, Java, Linux and Apache; and

  . new information appliances that provide access to data and the Internet, including handheld devices and smart cell phones.

   Our COMDEX Fall tradeshow is a five-day tradeshow we hold in Las Vegas in November of each year. Although we offer other COMDEX shows, COMDEX Fall is the single tradeshow that brings the entire IT industry together. Tradeshow Week has ranked COMDEX Fall as the most successful tradeshow in the IT industry in the United States through the 1990s and 2000s when measured by net square feet of exhibit space rentals. Although held in Las Vegas, COMDEX Fall has international appeal. It includes a large number of country- and region-sponsored pavilions designed to introduce attendees to the products and technologies from their local regions and it was attended by approximately 30,000 international attendees. In total, COMDEX Fall 2000 was attended by more than 2,300 exhibitors occupying 1,010,500 square feet of exhibitor space and over 210,000 attendees. We, in conjunction with Electronic Data Systems, developed for use during COMDEX Fall 2000 a new public network with integrated voice/data/video delivery systems. In 2000, exhibitors for COMDEX Fall included: Microsoft Corporation, Toshiba Corporation, Intel Corporation, Electronic Data Corporation, Philips Electronics N.V., Matsushita Electric Industrial Co., Ltd. (owner of the Panasonic brand), and Xerox Corporation.

   Prior to COMDEX Fall 2000, our COMDEX Fall tradeshow experienced a decline in revenues, exhibit space rentals and attendees in 1998 and 1999. We believe that this was due primarily to the consolidation of IT vendors, adverse economic conditions in Asia, the commoditization of personal computers and the significant shift in the IT industry away from mainframe and personal computing and towards networks, wireless communications and the Internet. We were able to reverse this downward trend at COMDEX Fall 2000 and believe that we can continue to revitalize and extend COMDEX Fall's market leadership through the following initiatives:

  .  Highlight the Emerging and Fastest Growing Sectors of the IT
     Industry. COMDEX Fall has always covered the full spectrum of the IT industry, although in the past it highlighted the personal computer sector of the IT industry. We have shifted the areas we highlight at COMDEX Fall away from personal computers and towards the emerging and fastest growing sectors of the IT industry, including network computing, wireless communications, e-commerce, the Internet and new information appliances.

  . Expand our Audience. Even though COMDEX Fall currently attracts more participants than any other IT tradeshow in the United States, we believe that we can expand both our exhibitor and attendee base by using our industry experience and portfolio of events to identify, target and attract the full spectrum of buyers and sellers in the IT industry. We believe that by increasing the size, quality and diversity of our COMDEX Fall audience, we will be able to attract more exhibitors and increase our advertising and sponsorship revenues.

  . Increase Advertising, Sponsorships and Promotions. One of our key initiatives is to increase our advertising and sponsorships revenue and to generate additional revenue by introducing promotional activities at COMDEX Fall. Prior to COMDEX Fall 2000, we sold advertising and sponsorships only to our exhibitors. We sold advertising and sponsorships outside our exhibitors and the IT industry for the first time at COMDEX Fall 2000 and believe we can expand these sales in the future.

  . Increase Participation in Special Conferences. We are seeking to increase our attendees' participation in the conferences that we offer at COMDEX Fall. Because we charge attendees separate fees to attend these special conference programs, they are an important source of additional revenue. We believe that we can increase participation by improving the variety, relevance and information and educational content of our special conference programs.

 NetWorld+Interop

   Our NetWorld+Interop tradeshows are our largest branded vertical events. They focus on the rapidly growing and converging fields of computer networking, the Internet and telecommunications. Our largest NetWorld+Interop tradeshow is held each year in Las Vegas and, in 2000, was the second largest IT tradeshow in the United States when measured by revenue from exhibit space rentals. In 2000, our owned and operated NetWorld+Interop events generated approximately 34% of our revenues. In 2000, our NetWorld+Interop tradeshow in Las Vegas had approximately 850 exhibiting companies occupying over 525,000 net square feet of exhibit rental space and more than 60,000 attendees.

   NetWorld+Interop has always focused on new and emerging networking technologies. We are continuing this tradition by offering at our NetWorld+Interop 2001 events conferences highlighting the construction of new public networks with integrated voice/data/video delivery systems and the emergence of new embedded networks with software that can be used to update the network's circuits and chips remotely without physical upgrade.

   Each NetWorld+Interop tradeshow features InteropNet, a live, multi-platform, vendor- sponsored network that interconnects exhibitors and attendees to one another and to the Internet. Exhibitors at our 2000 NetWorld+Interop tradeshows included: Novell, Inc., Lucent Technologies, Inc., Computer Associates International, Inc., Microsoft Corporation and Nortel Networks Corporation.

 Seybold Seminars

   Our Seybold Seminars are vertical events that target the latest technologies and products, design tools and applications for web and desktop print publishing. We hold our largest Seybold Seminars event each fall in San Francisco. In 2000, our Seybold Seminars in San Francisco had 350 exhibiting companies occupying 160,000 net square feet of exhibit space and approximately 35,000 attendees. We also hold a Seybold Seminars event in Boston in the spring.

   Major exhibitors at the Seybold Seminars events include Apple Computer, Inc., Adobe Systems Incorporated, Intel Corporation and Macromedia, Inc.

 JavaOne

   We believe our JavaOne event is the largest software developer conference in the world and the premier source of technical education on the latest developments for the Java technology platform. Attendees at JavaOne are typically either independent or enterprise software developers. JavaOne is unlike our other events in that exhibitors are invited by Sun Microsystems, Inc. to participate in the conference. As a result, most of our revenue from JavaOne is from conference fees, with over 20,000 attendees at our 2000 event. Our secondary revenue is derived from sales of sponsorships and exhibitor space fees with 333 exhibitors for 2000. Exhibitors at JavaOne 2000 included: Apple Computer, Inc., Fujitsu Software Corporation, Hewlett-Packard Company-Network Services, International Business Machines Corporation, Motorola and Mitsubishi Electric Corporation.

   We own and produce the JavaOne event under an exclusive license agreement from Sun Microsystems, the inventor and developer of Java technology, which expires in July 2004. See "--Trademarks and Licenses".

 Studios

   Our Studios division, Key3Studios, produces a wide range of events. These events include conferences, road shows, seminars, sales meetings, exhibitions, executive forums and corporate social gatherings. By working as a "strategic marketing partner," Key3Studios helps its clients penetrate new markets, build brand recognition and educate and build awareness among their most important customers and buying prospects.

   Key3Studios consists of two groups:

  . our Custom Program Group, which works with individual vendor clients to create events which meet the vendor's individual strategic and community-building objectives; and

  . our Vertical Market Group, which develops events addressing the IT needs of specific industries such as Windows on Healthcare and "IT for Wall Street".

   In 2000, Studios clients included Intel Corporation, Oracle Corporation, Sun Microsystems, Bluetooth SIG, RealNetworks, Inc., Interwoven, Inc., Microsoft Corporation and Kana Communications, Inc.

 International Expositions

   Internationally, we have two primary methods of operation. We own and operate some of our largest international events and operate the others as international contract events. We own and operate the NetWorld+Interop event in France and three COMDEX events in Canada. In addition, we own, but do not operate, a COMDEX event in Mexico. We also own and operate the Government in Technology Week event in Ottawa, Canada. We run our owned and operated international shows essentially in the same manner as our U.S. shows, although we modify our offerings and procedures to fit the local environment.

   The arrangements for our international contract events differ by event, but have some common characteristics. Typically, we have no equity interest in these events, but instead receive a guaranteed minimum fee and a portion of the profits above agreed benchmark amounts. We license the brands to the foreign operator and provide it with branding, sales and marketing services, but we usually do not have a direct management role. The contracts typically give each party the right to terminate after one year's notice, and upon termination the license is revoked and both parties are subject to a prohibition on competing within the market for two years.

   Our events in Japan are owned by an affiliate of SOFTBANK Corp. For more information about these events, see "Related Party Transactions--Agreement to Produce our Japanese Events".

Management of Events

   We manage all of our events on a decentralized basis. We assign a general manager for each event who is responsible for all aspects of the event including the profitability of the event. Each event has dedicated employee teams consisting of both direct reports and shared centralized resources in each of the following areas:

  .  sales;

  .  marketing communications and media; and

  .  operations.

   The employee teams report directly to the general manager for the event as well as to the heads of their respective departments.

 Sales

   Our events provide a face-to-face forum for business-to-business sales, business marketing, and professional education for the IT industry. We maintain three groups of sales professionals to maximize event revenue in each of these areas.

   Exhibit Space Rentals. We maintain a staff of dedicated sales professionals who report directly to our event general managers. These professionals attend their respective events to ensure client satisfaction and to accept reservations for exhibit space at the following year's event by participating exhibitors. Historically, between 60% and 70% of the ensuing year's exhibit space is contracted at the current year's event. Throughout the year, our exhibition sales staff is responsible for encouraging exhibitor upgrades, reducing exhibitor churn and ensuring timely payment of remaining installments. Our exhibition sales staff also prospects for new clients and sells remaining exhibit space using telemarketing or, for larger customers, in-person sales calls.

   Advertising and Sponsorships. Our event marketing staff is responsible for selling advertising and sponsorships to participating exhibitors at our events, including banner advertising, brochure and program advertising, website advertising, and keynote, luncheon and other event sponsorships. This group is centralized and individual sales professionals are assigned to one or more events.

   Conferences. We also have a sales team that is responsible for selling the special conferences we provide at our events directly to the attendees. A team of conference sales professionals is dedicated to each event for the two months preceding that event.

 Marketing Communications and Media

   Our marketing department oversees all aspects of creating and delivering brand and product messaging including creative production, direct response marketing, public relations and market research. This group works with all forms of media presentation.

   Direct Response Marketing Group. Our direct response marketing group's goal is to maximize event attendance while ensuring attendee quality. Using proprietary and other direct marketing lists, this group develops mailing and telemarketing lists for our conference salespersons.

   Conference Content Staff. Our content staff is responsible for developing the themes and topics comprising conference programs at all of our events, including the recruitment of all speakers and other panel participants.

   Creative Production. Our creative production staff works with our event general managers and content staff to create the layout of and produce all event-related publications.

 Operations

   Our operations staff is responsible for all event logistics, including:

   Venue Management. Our venue management group contracts with hotels or convention centers for exhibition space and meeting rooms. This group is responsible for identifying appropriate venues, negotiating per-square-foot rates and for ongoing contract maintenance. We maintain long-term, renewable contracts for our larger events and contract several months to a year in advance for non-recurring events.

   Vendor Management. We maintain agreements with several professional vendors, including florists, booth architects and designers, travel agencies and moving companies who assist our exhibitors in creating and transporting their exhibit space. We collect a commission each time an exhibitor uses one of our preferred vendors. Our vendor management group is primarily responsible for facilitating introductions between our vendors and exhibitors and collecting fees from chosen vendors.

   Housing. We collect commissions for rooms rented by event participants in surrounding area hotels and also, to a far lesser extent, purchase local hotel rooms in advance at discounts and resell them. Our housing group is responsible for negotiating all housing rental and commission rates and guaranteeing room availability for the length of the event.

   Registration. Our registration group tracks the number and other characteristics of exhibitors, attendees and paid conference attendees, including tutorial participants.

   Logistics. Our logistics staff runs the floor at all events, including setting up, maintaining and closing down the event. They are present at every event to handle floor space allocation issues and interface directly with vendors, exhibitors and venue staff to ensure the smooth running of any event.

   Media Specialists. We also maintain an audio-visual staff to set up conference and other meeting rooms with appropriate media.

   Our operations group also handles exhibitor contract administration with respect to our responsibilities in each of these areas.

Key Vendors

   We have one-year contracts with most of our third party suppliers. Under these contracts, we usually agree to promote the services offered by the suppliers to our exhibitors in exchange for the suppliers' agreement to give us a certain percentage of their revenue. The size of the commissions we receive varies between 10% and 25%.

   We currently use Freeman Decorating Co. ("Freeman") and Champion Exposition Services, Inc. ("Champion") as our principal "decorators." In the tradeshow industry, decorators offer to provide various services to us and to exhibitors to assist them create, set up, maintain and remove their exhibits. We recommend and promote our decorator's services to our exhibitors at most of our United States and Canadian events. The services that our decorators provide to us and to exhibitors include shipping, installation and dismantling of booth structures and contents, furniture and fixture rental, trash removal and similar services. Freeman is the decorator for our COMDEX events in North America and for our "Government in Technology Week" in Canada, and Champion is currently the decorator for our NetWorld+Interop, JavaOne, and Seybold Seminars events.

   We previously used one decorator, GES Exposition Services, Inc., for our major events in the United States. On March 17, 2000, we filed a claim against GES because it has been withholding commissions that it owes to us. On August 18, 2000, we terminated our contract with GES. See "--Legal Proceedings".

Trademarks and Licenses

   Because we have developed strong brand awareness for our principal events, we believe our trademarks and service marks are critical to our success. We rely on trademark law, as well as licensing agreements, to protect our intellectual property rights. We have registered our material trademarks in the United States and in certain other key countries. For example, "COMDEX" is registered in the United States and over 25 other countries. Effective trademark protection may not be available in every country in which we operate.

   We share intellectual property rights to the trademark "NetWorld+Interop" with Novell, Inc. Novell owns the trademark "NETWORLD" and we own the trademark "INTEROP". Since 1992, we have licensed the Networld mark from Novell, and have produced the NetWorld+Interop event. The event is sometimes referred to as "N+I" and we own that mark jointly with Novell. In exchange for the Networld license, we pay a fee of $1 million per year to Novell and provide it with free booth and discounted overflow space, marketing opportunities, and other benefits at a discount. We also share our attendee database with Novell subject to some restrictions. Our license expires on December 31, 2002, but renews automatically for successive one-year terms until either party gives 15 months' notice of nonrenewal. Upon termination, we would not be entitled to use the Networld or N+I trademark, but we could continue to use Interop. Interop is registered in the United States and 39 other countries.

   Sun Microsystems owns the trademarks "Java" and "JavaOne" and has licensed them to us until July 2004. We own and operate the JavaOne conferences and are entitled to all revenue from the conferences. Sun Microsystems occupies substantial space at the conferences, helps secure sponsors, and is responsible for the special conference content. We jointly own the attendee database. Our current arrangement terminates after the conference in June 2004.

Competition

   Although we believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals, we face competition from tradeshow management companies that operate in other and more diverse industries, including the following companies:

  . the Hanover Messe, a public authority which owns and operates the CeBIT tradeshow held annually in Hanover, Germany, which is the largest IT tradeshow in the world;

  . Miller Freeman, Inc., a subsidiary of VNU Inc., that services over 50 industry sectors, including IT, and owns PC Expo;

  . Advanstar Communications, Inc., which publishes newspapers and magazines and manages tradeshows in 19 countries, including IT Telexpo Brazil;

  . IDG World Expo, the tradeshow division of International Data Group, a publisher of computer magazines, which owns Comnet;

  . CMP Media Inc., a subsidiary of United News & Media plc, which publishes Information Week, Internet Week and Computer Reseller News;

  . Penton Media, Inc., which produces tradeshows and publications addressing various industries including IT and owns Internet World; and

  . Reed Exhibition Companies, a subsidiary of Reed Elsevier plc, which organizes tradeshows and consumer events in 27 countries.

   We also compete for advertising dollars with other forms of media, including print publishing and the Internet. We must make our events more attractive to exhibitors and attendees than the other alternatives available to them or we will lose advertising dollars to our competitors.

Certain Factors That May Affect our Businesses

   Our businesses are affected by economic conditions generally, primarily in the United States and to a lesser extent elsewhere around the world, and in the IT industry in particular. Many companies in the IT industry have recently experienced lower growth rates and earnings and declining share prices. It is not yet clear whether or to what extent these developments will affect our businesses. If IT vendors and consumers cut back on costs and reduce their marketing budgets, our events and results of operations could be adversely affected.

   Historically, we have derived a significant portion of our revenue from a few of our tradeshows, and we expect that our reliance on these shows will continue in the future. In 2000, we derived about 34% of our revenue from tradeshows owned and operated under our COMDEX brand name and approximately 29% of our revenue from COMDEX Fall in particular. We also derived approximately 34% of our revenue from tradeshows owned and operated under our NetWorld+Interop brand name and 31% from our two largest NetWorld+Interop tradeshows. Although we are seeking to diversify our portfolio of tradeshows, our results of operations depend substantially on the success of COMDEX Fall and the top two NetWorld+Interop tradeshows.

   Although we receive the majority of fees we generate from our events in advance, we record them as revenue only when the events occur. Because of the timing of our largest tradeshows, our revenue is seasonal. Our revenue is usually higher during the second and fourth quarters of each calendar year, primarily because our largest NetWorld+Interop event occurs in the second quarter and our largest COMDEX event occurs in the fourth quarter. This seasonality causes our operating results to vary considerably from quarter to quarter and these fluctuations could affect the market price of our common stock.

   The historical financial information included in this Annual Report does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future.

   In connection with our spin-off from Ziff-Davis, we borrowed approximately $330 million under a credit facility and issued debentures with an initial principal amount of $75 million. In 2000 we made early repayments of $30 million on our bank borrowings. The terms and amount of our indebtedness could increase our vulnerability to general adverse economic conditions or difficulties that may arise in our business; require a substantial portion of our cash flow from operations and reduce the funds that we have available for working capital, capital expenditures and other requirements; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in taking advantage of significant business opportunities that may arise; limit our ability to engage in certain business activities, including our ability to borrow additional funds or make certain investments, due to the financial and restrictive covenants in our credit facility; and if we cannot service our debt, we may be forced to reduce our capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital (which may substantially dilute the ownership interest of holders of our shares).

   The IT events industry is highly competitive. We compete with various established tradeshows, including those produced by the Hanover Messe, a German public authority (CeBIT), Miller Freeman, Inc., a subsidiary of VNU, Inc. (PC
Expo); Advanstar Communications, Inc. (Telexpo Brazil); IDG World Expo, a division of International Data Group (Comnet); CMP Media Inc., a subsidiary of United News & Media plc; Reed Exhibition Companies, a subsidiary of Reed Elsevier plc; and Penton Media, Inc. (Internet World). We also face competition from a growing number of new small and mid-sized regional events and events focusing on particular segments of the IT industry. At most tradeshows, participation by key exhibitors is important because it helps attract other exhibitors and attendees. If we were to lose any of our key exhibitors to our competitors, it could make our events less attractive to other exhibitors and attendees. We also compete for advertising dollars with other forms of media, including print publishing and the Internet. We must make our events more attractive to exhibitors and attendees than the other alternatives available to them or our business will suffer.

   SOFTBANK owns 55.1% of our outstanding shares. As long as SOFTBANK owns a majority of our shares, other stockholders will be unable to affect the outcome of stockholder voting. SOFTBANK will continue to be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, SOFTBANK will be in a position to continue to control all matters affecting us, including a change of control, including a merger; the acquisition or disposition of assets by us; further issuances by us of common stock or other securities; our incurrence of debt; and the payment of dividends on our common stock.

   We operate a multinational business and, accordingly, we are subject to risks inherent in international operations, including the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; and general economic and political conditions in the countries in which we operate may have an adverse effect on our operations in those countries.

   We may selectively acquire other exposition businesses which may or may not be focused on the IT industry. As a result of these acquisitions, we may have difficulty assimilating their customers and personnel, particularly if the acquired events are not focused on the IT industry; create goodwill that would impair our operating results as it is amortized; face difficulties related to the significant strain on our financial, management and operational resources, including the distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements; pay too much, especially if our industry consolidates and an active bidding process develops; dilute existing stockholders if we use our stock to make acquisitions; and borrow additional funds if we use cash to make acquisitions.

   We may expand our event portfolio to include events focusing on industries other than the IT industry. In addition, we may enter into non-event businesses. We have no recent experience in producing events outside the IT industry and no experience in businesses other than events.

Item 2. Properties

   Our headquarters are in Los Angeles, California. We also have office space in Massachusetts, Northern California, France and Australia. We lease all of our material offices.

Item 3. Legal Proceedings

   On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $9 million as of December 31, 2000, and that this balance is increasing. On June 19, 2000 GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33 million on a variety of different legal theories plus additional damages for lost future profits of $20 million. Management and counsel believe that these claims are excessive and lack merit and intends to vigorously defend against them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. On August 18, 2000, we terminated our agreement with GES.

   The Company and its subsidiaries are subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the Company's financial position, results of operations or cash flows.

Item 4. Matters Submitted to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                  EXECUTIVE OFFICERS OF KEY3MEDIA GROUP, INC.

   Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers, all of whom have been appointed by and serve at the pleasure of our board of directors.

 Fredric D. Rosen, 57

   Fredric D. Rosen was hired by Ziff-Davis in March 2000 to become our Chairman and Chief Executive Officer. In the 18 months preceding his employment by Ziff-Davis, he was a consultant and private investor. Mr. Rosen was previously President & Chief Executive Officer of Ticketmaster Group, Inc., a position he held for more than 16 years, from 1982 to 1998. Mr. Rosen is currently a director of Engage Technologies, Inc. and Casden Properties, Inc. Mr. Rosen is also a member of the board of directors of Go-Coop, Inc., a private company that offers business-to-business applications for hotel chains.

 Jason E. Chudnofsky, 57

   Jason E. Chudnofsky is the Vice Chairman and Chief Operating Officer of Key3Media Group, Inc. and serves as the Vice Chairman, President and the Chief Executive Officer of Key3Media Events. Mr. Chudnofsky has worked at Key3Media Events since 1998. He has been a director of Ziff-Davis since 1998. From 1988 to 1997, Mr. Chudnofsky was President of the Trade Show Division of The Interface Group which was renamed SOFTBANK COMDEX when that division was acquired by SOFTBANK in 1995. In addition, Mr. Chudnofsky served as President and Chief Executive Officer of the Sands Expo and Convention Center Division from 1990 to 1995. Mr. Chudnofsky has over 15 years of experience in the events, tradeshow and conference industry. Mr. Chudnofsky is a member of the board of directors of Tech Corporation, Folio Exhibits, Inc., and Quantum Clicks, Inc.

 Peter B. Knepper, 52

   Peter B. Knepper was hired by Ziff-Davis in March 2000 to be our Executive Vice President and Chief Financial Officer. In the year preceding his employment by Ziff-Davis, he was a private investor and consultant providing strategic planning and financial management services. Mr. Knepper was previously Senior Vice President and Chief Financial Officer of Ticketmaster Group, Inc., a position he held for more than ten years, from 1988 to 1998.

 Ned S. Goldstein, 45

   Ned S. Goldstein was hired by Ziff-Davis in March 2000 to be our Executive Vice President and General Counsel. In 1998, Mr. Goldstein co-founded The Etechnology Companies, L.L.C. ("Etech"), a consulting, investment and lobbying firm specializing in new economy companies and issues. Before co- founding Etech, Mr. Goldstein was previously Senior Vice President and General Counsel of Ticketmaster Group, Inc., a position he held for more than 11 years, from 1987 to 1998. Mr. Goldstein is a member of the board of directors of M.Cam, Inc. a private company specializing in intellectual property valuation.

 Robert Priest-Heck, 34

   Robert Priest-Heck is the Chief Operating Officer of our subsidiary, Key3Media Events, Inc., formerly ZD Events. Mr. Priest-Heck has worked at Key3Media Events, Inc. since 1998 and has served in a variety of positions, including Executive Vice President of Operations and Director of International Operations. Prior to joining Key3Media Events, Mr. Priest-Heck held a variety of positions at Ziff-Davis and its subsidiaries and held management positions with Hyatt Hotels.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period since the common stock commenced trading on the New York Stock Exchange on August 21, 2000 is set forth below. As of March 29, 2001, there were approximately 341 holders of record of our common stock.

   Our common stock commenced trading on the New York Stock Exchange under the symbol "KME" on August 21, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported by the Consolidated Tape Association:

                                                          2000 Fiscal Quarter
                                                       -------------------------
                                                         Third(1)      Fourth
                                                       ------------ ------------
                                                        High   Low   High   Low
                                                       ------ ----- ------ -----
      Closing price (in dollars)...................... $11.75 $5.75 $12.69 $8.69

     --------
     (1) From August 21 to September 30, 2000

   During 2000, no dividends were declared except for the $43.0 million cash dividend we paid to Ziff-Davis on August 18, 2000 prior to our spin off. Our board of directors does not intend to pay any dividends in the foreseeable future. Instead, we will retain any future earnings to finance the operation and expansion of our business. In addition, our ability to pay dividends in the future is restricted by the terms of our credit facility and debentures.

   Prior to our spin-off and the offering of our stock in August 2000, we granted to our directors and employees options to acquire an aggregate of 12,914,567 shares of our common stock at $5.00 per share and 8,211,666 shares of our common stock at $11.00 per share. These grants were not registered under the Securities Act of 1933 (the "Act") because they did not involve an offer or sale for purposes of Section 2(a)(3) of the Act, in reliance on the fact that the options were granted to a relatively broad class of employees who provided no consideration in exchange for their options. Simultaneously with the distribution and offering, we issued and sold the zero coupon debentures and warrants described in the Registration Statement on Form S-1 filed with the SEC (No. 333-36828). These sales were not registered under the Act in reliance upon the exemption from registration provided by Section 4(2) of that Act.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with, and is qualified by reference to, our audited consolidated and audited combined financial statements and the notes thereto contained elsewhere in this Annual Report. The selected financial data presented is for the five-year period ended December 31, 2000. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of such date are derived from our consolidated audited financial statements for such year, which have been audited by Ernst & Young, independent auditors, included herein. The combined statement of operations data for the years ended December 31, 1999 and 1998 and the combined balance sheet data as of December 31, 1999 are derived from our audited combined financial statements, which have been audited by PricewaterhouseCoopers LLP, our previous independent accountants, included herein. The combined statement of operations data for the year ended December 31, 1997 and the combined balance sheet data as of December 31, 1998 are derived from our audited combined financial statements for those years, which have been audited by PricewaterhouseCoopers LLP, which are not included herein. The combined statement of operations data for the year ended December 31, 1996 and the balance sheet information as of December 31, 1996 and 1997 are derived from our unaudited combined financial statements, which are not included herein.

   Our historical financial information may not be indicative of our future performance as an independent company.

                                         Years ended December 31
                          ---------------------------------------------------------
                             1996         1997        1998       1999       2000
                          -----------  ----------  ----------  --------  ----------
                          (unaudited)
Consolidated/Combined
 Statement of
 Operations Data:
Net revenue.............  $  271,166   $  276,254  $  269,135  $251,411  $  286,901
Operating expenses:
 Cost of production.....      87,373       87,822      75,445    74,131      78,497
 Selling, general &
  administrative(5).....      73,496       87,283      76,760    88,588     114,198
 Non-recurring
  compensation charge...         --           --          --        --        2,977
 Depreciation &
  amortization..........      32,886       35,619      41,180    38,132      36,688
                          ----------   ----------  ----------  --------  ----------
Operating income........      77,411       65,530      75,750    50,560      54,541
Interest income.........       1,992        1,841       2,816       487       3,264
Interest expense(1).....     (48,367)     (65,971)    (45,860)  (23,300)    (39,359)
Equity in income of
 joint venture..........         839        1,695       2,658     1,649          28
Gain on the sale of
 joint venture
 interest(2)............         --           --          --     13,746         --
Other, net..............          16          (40)        (28)      (71)        (45)
                          ----------   ----------  ----------  --------  ----------
Income before income
 taxes..................      31,891        3,055      35,336    43,071      18,429
                          ----------   ----------  ----------  --------  ----------
Provision for income
 taxes..................      13,841        5,406      16,080    17,082       9,867
                          ----------   ----------  ----------  --------  ----------
Net income (loss).......  $   18,050   $   (2,351) $   19,256  $ 25,989  $    8,562
                          ==========   ==========  ==========  ========  ==========
Historical basic net
 income (loss) per
 common share...........  $     0.34   $    (0.04) $     0.36  $   0.49  $     0.15
Historical diluted net
 income (loss) per
 common share...........  $     0.34   $    (0.04) $     0.36  $   0.49  $     0.14
Shares used in computing
 historical basic net
 income (loss) per
 common share...........      53,358       53,358      53,358    53,358      57,589
Shares used in computing
 historical diluted net
 income (loss) per
 common share...........      53,358       53,358      53,358    53,358      59,949
Unaudited pro forma
 basic net income per
 common share(4)........                                                 $     0.13
Unaudited pro forma
 diluted net income per
 common share(4)........                                                 $     0.13
Shares used in computing
 pro forma basic net
 income per common
 share(4)...............                                                     65,000
Shares used in computing
 pro forma diluted net
 income per common
 share(4)...............                                                     67,360
Other Data:
EBITDA(3)...............  $  111,152   $  102,804  $  119,560  $ 90,270    $ 91,212
EBITDA adjusted for
 stock-based
 compensation and non-
 recurring compensation
 charge.................     112,232      106,720     119,812    90,792     102,156
Consolidated/Combined
 Statement of Cash Flows
 Data:
Net cash provided by
 operating activities...  $   19,614   $   27,057  $   81,559  $ 87,812  $   97,698
Net cash used in
 investing activities...     (22,527)      (9,378)    (11,663)   (5,150)     (7,540)
Net cash provided by
 (used in) financing
 activities.............      (6,526)     (20,115)    (75,635)  (86,526)     14,088
Consolidated/Combined
 Balance Sheet Data:
 (at period end)
Cash and cash
 equivalents............  $   18,469   $   16,285  $   10,385  $  5,570  $  109,914
Property and equipment,
 net....................      11,789       15,394      11,488    10,028      12,342
Intangible assets.......     962,387      934,835     907,048   875,526     843,999
Total assets............   1,143,522    1,039,506   1,014,526   978,345   1,065,333
Total long-term debt
 (including current
 portion)...............     875,450      852,239     382,002   382,002     368,665
Total shareholders'
 equity.................  $  117,511   $   47,921  $  452,916  $396,392  $  431,940

--------
(1) Interest expense related to debts payable to Ziff-Davis and SOFTBANK for fiscal year 1996 through August 2000. For the period September 2000 to December 2000, interest expense related to our credit facility and debentures.

(2) Represents gain on sale of Expo Comm.

(3) EBITDA represents income before taxes plus depreciation and amortization, interest expense net of interest income and excluding any gain on the sale of joint venture interest. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. Our management believes EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other obligations and to fund our operations. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

(4) See financial statement footnotes for calculation of pro forma earnings per share data.

(5) Includes stock-based compensation amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The discussion below should be read in conjunction with our historical consolidated and combined financial statements, the notes thereto and the comparative summary of selected historical financial data contained elsewhere herein. Certain reclassifications have been made to prior period data to conform to current year presentations. Our historical results may not be indicative of future results and we may engage in new or different business activities and practices in the future. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 1--Business--Certain Factors that May Affect our Business" and elsewhere herein.

Revenue

   To date, our revenue has been derived principally from:

  . exhibitor services revenue, which consists of the fees we receive from IT vendors to rent exhibit space at our events and the commissions and discounts we receive from third parties who provide services to our exhibitors;

  . fees paid by attendees to participate in conferences that we offer at our events; and

  .  advertising and sponsorship fees.

   Historically, exhibitor services revenue has accounted for approximately 70% of our total revenue. Exhibit space rental revenue accounts for a substantial majority of exhibitor services revenue and fluctuates as a result of changes in the amount of net square feet of exhibit space rentals and our rental rates. The balance of exhibitor services revenue depends upon the demand for and pricing of the third-party services that we promote to our exhibitors. At most of our annual events, we rent a majority of the exhibit space for the next year's event. We give exhibitors who renew each year preferential location and treatment. Exhibitors are contractually required to pay for exhibit space rentals in advance in two or three installments. The last installment is usually due six months from the contract date or, if the contract is signed after this date, the date of the contract. We recognize exhibitor services revenue when the related event occurs. As a result, a significant portion of our cash and cash equivalents and accounts receivable represent deferred revenues for events to occur at a later date. We maintain insurance on our three largest events sufficient to cover a substantial portion of lost exhibit space rental revenue for event cancellations beyond our control.

   Conference fees account for approximately 20% of our total revenue and consist of the fees we charge attendees to participate in the conferences we offer at our events and, to a very minor extent, the fees paid by attendees to attend our events. While attendees must obtain tickets for our events, these tickets are usually distributed on a complimentary basis and only permit attendees to visit the exhibit floor and other generally available portions of the events.

   Advertising and sponsorship fees paid by our exhibitors generate approximately 10% of our total revenue. This revenue comes primarily from the following sources:

  . advertising in Preview, a newspaper distributed before some of our larger events to pre-registrants and certain prior year attendees;

  . advertising in Program Exhibits Guide, a guide to the exhibitors distributed before and during our events;

  . advertising in Show Daily, a daily newspaper we distribute during some of our larger events;

  .  advertising on billboards and banners at and around our event venues;
     and

  . sponsorships of key areas and promotional materials throughout our event venues.

   We currently sell advertising and sponsorships almost exclusively to our exhibitors on an event-by-event basis. We believe that with the strength of our brands and audiences, we can expand these sales beyond our exhibitor base and the IT industry. We also believe we have significant opportunities to generate additional revenue by selling advertising and sponsorships across multiple events and brands and by introducing promotional activities at our events. For example, we recently entered into multi-year and multi-brand sponsorship agreements with Mercedes-Benz USA, American Express and the New York Stock Exchange.

   We market our events under a limited number of brands. The table below presents revenue for our principal brands over the last three years, excluding international contract events discussed below under "Description of Business-- International Expositions".

                                                          1998    1999    2000
                                                        -------- ------- -------
                                                             (in thousands)
   COMDEX.............................................. $112,501 $89,915 $98,534
   NetWorld+Interop....................................   83,329  86,685  98,889
   Seybold Seminars....................................   18,128  19,463  22,416
   JavaOne.............................................   11,925  16,954  25,663

   The table below presents the total net square feet of exhibit space rentals, the number of exhibitors, the number of conference participants and the estimated number of attendees for our largest events within each of our principal brands over the last three years.

                                                              1998  1999   2000
                                                              ----- ----- ------
   COMDEX
     Total net square feet (in thousands).................... 1,724 1,265  1,286
     Total exhibitors........................................ 4,280 3,126  3,265
     Total conference participants........................... 9,206 8,575  9,887
     Estimated total attendees (in thousands)................   462   417    430

   NetWorld+Interop
     Total net square feet (in thousands).................... 1,092 1,034  1,087
     Total exhibitors........................................ 2,018 1,744  1,927
     Total conference participants........................... 9,025 7,909  9,232
     Estimated total attendees (in thousands)................   179   183    170

   Seybold Seminars
     Total net square feet (in thousands)....................   261   219    237
     Total exhibitors........................................   652   463    608
     Total conference participants........................... 5,227 5,077  6,537
     Estimated total attendees (in thousands)................    63    54     58

   JavaOne(1)
     Total conference participants........................... 7,237 8,600 11,237
     Estimated total attendees (in thousands)................    14    20     20

--------
(1) Unlike our tradeshows, JavaOne is a conference from which we derive most of our revenue from the fees attendees pay to attend the conference. Although we do derive secondary revenue from exhibit space rental fees, it is not material and, accordingly, exhibitor information has been omitted from this table.

Operating Costs

 Costs of Production

   We record as costs of production all costs we pay to third parties that are directly associated with an event. The largest components of these costs are event-specific advertising and attendee marketing, venue rental, costs of temporary personnel, conference content and other costs related to event production, including hospitality and lodging. For our largest events, we generally have the venue under contract for the next three years on a rolling basis. In the case of COMDEX Fall, we currently have the Las Vegas Convention Center and The Sands Expo under contract through 2005. Although we do not have a contractual right to use the venues beyond the contract period, we believe that venue owners will generally give us the first chance to rent the space in the ensuing years. While we have experienced recent increases in the venue rental rates, we have been generally able to pass these increased costs on to our exhibitors.

 Selling, General and Administrative Expenses

   SG&A consists of payroll and benefit costs for our employees, office rental expenses, legal, accounting and all other expenses not directly associated with an event (other than depreciation and amortization). In the past, SG&A has included charges from Ziff-Davis for administrative services, including legal, tax and financial accounting, management information, telecommunications, and human resources services. In general, Ziff-Davis charged us for these services based upon our utilization; however, where measuring utilization was impractical, Ziff-Davis apportioned these charges among the businesses in its ZD division based upon relative headcount or revenue. In addition, Ziff-Davis managed most of our treasury activities. Since the spin-off, we no longer rely on Ziff-Davis for these services and provide them ourselves. In addition, we will have new expenses as an independent public company that we did not have in the past. We may also incur new or different expenses as our business changes over time.

 Depreciation and Amortization

   As of December 31, 2000, we had $844.0 million, net, of intangibles, which we are amortizing over periods ranging from 2 to 40 years. These intangibles consist primarily of goodwill and trade names from our acquisition of COMDEX in 1995 and ZD Expos in 1994. This non-cash expense could increase in future periods if we make more acquisitions.

   Our other depreciation and amortization relates for the most part to the depreciation of property and equipment, principally computers and similar equipment. As of December 31, 2000, we had $12.3 million of property and equipment, net.

 Interest Expense

   In prior periods, this expense related to amounts owed to affiliates of SOFTBANK and Ziff-Davis. Since August 18, 2000, this expense relates to our bank debt and debentures.

Results of Operations

   The following table sets forth our combined and consolidated income statement data expressed as a percentage of revenue for the periods presented:

                                                       Year ended December
                                                               31,
                                                       ----------------------
                                                        1998    1999    2000
                                                       ------  ------  ------
   Net revenue
     Exhibitor services...............................  77.14%  71.48%  68.74%
     Conference fees..................................  14.89%  17.84%  19.58%
     Advertising & sponsorships.......................   7.97%  10.68%  11.68%
                                                       ------  ------  ------
       Total net revenue.............................. 100.00% 100.00% 100.00%
                                                       ======  ======  ======
   Cost of production.................................  28.03%  29.49%  27.36%
   Selling, general & administrative expense..........  28.43%  35.03%  37.03%
   Non-recurring compensation charge..................    --      --     1.04%
   Stock based compensation...........................   0.09%   0.21%   2.78%
   Depreciation & amortization........................  15.30%  15.17%  12.79%
   Operating income...................................  28.15%  20.11%  19.01%
   Interest expense, net..............................  15.99%   9.07%  12.58%
   Gain on the sale of joint venture interest.........    --     5.47%    --
   Income (loss) before income taxes..................  13.13%  17.13%   6.42%
   Provision for income taxes.........................   5.97%   6.79%   3.44%
   Net income.........................................   7.15%  10.34%   2.98%
                                                       ======  ======  ======
   EBITDA.............................................  44.42%  35.91%  31.79%
                                                       ======  ======  ======
   EBITDA adjusted for stock based compensation and
    non-recurring compensation charge.................  44.52%  36.12%  35.61%
                                                       ======  ======  ======

2000 Compared with 1999

   Our total revenue increased $35.5 million, or 14.1%, to $286.9 million in 2000 from $251.4 million in 1999. Exhibitor services revenues increased by $17.5 million, or 9.7%, to $197.2 million in 2000 from $179.7 million in 1999. This increase is due to a 2.9% increase in net square feet of exhibit space rented at our events to 2,847,214 for 2000 from 2,767,773 in 1999 and an increase in the average rental rate per square foot paid by exhibitors to $51.79 for 2000 from $49.57 in 1999, along with an $7.4 million increase in other exhibitor revenue activity. The largest increase for an individual event occurred at COMDEX Fall where the net square feet rented increased by approximately 65,000 square feet to 1.011 million net square feet and the rental rate per square foot increased by more than 3% in 2000 compared to 1999. The $7.4 million increase in other exhibitor revenue resulted principally from
(i) a $4.3 million increase in management fee income related to our various contract events in 2000 compared to 1999; (ii) increases of $2.7 million for JavaOne relating to higher fees charged to participate in JavaOne in 2000; and
(iii) the balance was due to increases in commissions and discounts received from third parties to exhibitors.

   Conference fees increased $11.3 million, or 25.2%, to $56.2 million in 2000 from $44.9 million in 1999. This increase is attributable to a 7.7% increase in the number of conference participants at our events to 43,292 from 40,213 and a 16.3% increase in the average revenue per conference attendee in 2000 to $1,297 compared with $1,115 in 1999. The increase in conference attendees in 2000 was due to more specific customization and a greater number of programs offered at our JavaOne, N+I Las Vegas, N+I Atlanta, and COMDEX Spring events.

   Advertising and sponsorship revenues increased $6.7 million, or 25.0%, to $33.5 million in 2000 from $26.8 million in 1999. This increase is attributable to the creation and sale of additional advertising and sponsorship opportunities at our N+I Las Vegas, N+I Atlanta and COMDEX Spring events.

   Cost of production increased $4.4 million, or 5.9%, to $78.5 million in 2000 from $74.1 million in 1999. As a percentage of our revenues, these costs represented 27.4% in 2000 compared to 29.5% in 1999. The decrease in our cost of production as a percentage of revenue reflects the high fixed cost nature of our business.

   SG&A expenses increased $18.1 million, or 20.5%, to $106.2 million in 2000 from $88.1 million in 1999. As a percentage of our revenue, SG&A represented 37.0% in 2000 compared to 35.0% in 1999. SG&A increased on an absolute basis and as a percentage of revenue primarily due to higher levels of employment as well as increased use of temporary and contract labor at our business locations in Massachusetts and California and the addition of certain senior managers in March 2000.

   In 2000, the Company had a non-recurring compensation charge of $3.0 million related to payments due to two executives of the Company who elected to exercise the termination provisions included in their employment agreements. There was no such charge in 1999.

   Noncash stock-based compensation increased $7.5 million to $8.0 million in 2000. During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for using variable accounting valuation principles. Using this accounting treatment we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

   As a result of the foregoing, EBITDA increased by $0.9 million to $91.2 million in 2000 from $90.3 million in 1999. After adjusting to exclude the non-recurring compensation charge and the noncash stock-based compensation changes in both years, adjusted EBITDA increased by $11.4 million, or 12.6%, to $102.2 million in 2000 from $90.8 million in 1999

   Depreciation and amortization decreased by $1.4 million, or 3.7%, to $36.7 million in 2000 from $38.1 million in 1999. This decrease is primarily due to certain intangible assets becoming fully amortized in 2000.

   Interest expense, net, increased by $13.3 million, or 58.3%, to $36.1 million in 2000 from $22.8 million in 1999. This increase is due primarily to higher interest rates on our current borrowings than under our prior borrowing arrangements as well as the recognition of non-cash interest expense related to the amortization of deferred financing costs and debt discount and accretion of interest on the zero coupon senior debentures and warrants that we issued in August 2000. In 1999, we had no such items to amortize or accrete.

   Income tax expense decreased $7.2 million to $9.9 million in 2000 from $17.1 million in 1999. As a percentage of income before income taxes, this balance represented 53.5% in 2000 compared to 39.7% in 1999. Our income tax expense as a percentage of income before income taxes increased primarily because the impact of an increase in foreign taxes as a percentage of income before income taxes and an increase in other non-deductible amounts including executive compensation and a portion of the debenture interest expense.

   As a result of the foregoing and the one-time gain on sale of joint venture interest of $13.7 million in 1999, our net income decreased $17.4 million to $8.6 million in 2000 from $26.0 million in 1999.

1999 Compared with 1998

   Our total revenue decreased $17.7 million, or 6.6%, to $251.4 million in 1999 from $269.1 million in 1998. Exhibitor services revenue decreased by $27.9 million, or 13.4%, to $179.7 million in 1999 from $207.6 million in 1998. The decrease is primarily attributable to a 17.8% decrease in net square feet of exhibit space rented at our events, from 3.4 million to 2.8 million square feet. The largest decrease for an individual event occurred at COMDEX Fall where the net square feet rented decreased by approximately 244,000 square feet from 1.190 million to 0.946 million square feet. In addition, the total number of exhibitors at our events decreased by 1,360, or 17.3%, to 6,488 in 1999 compared with 7,848 in 1998, including a
19.5%, or 463 exhibitors, decrease at COMDEX Fall from 2,374 to 1,911. The average rental rate increased 3.5% to $49.57 in 1999 from $47.89 in 1998. The overall decrease in exhibitor services revenue is the result of several factors, including a consolidation of IT vendors, adverse economic conditions in Asia and the commoditization of personal computers. The significant shift in the IT industry away from personal computing towards networks, wireless communications and the Internet also contributed to the overall decrease in exhibitor services revenue because historically COMDEX Fall highlighted the personal computer sector of the IT industry.

   Conference fees increased $4.8 million, or 12.0%, to $44.9 million in 1999 from $40.1 million in 1998. The increase is attributable to a 1.3% increase in the number of participants at the conferences that we offer at our events to 40,213 in 1999 from 39,692 in 1998 along with a 10.5% increase in the average revenue per conference attendee in 1999 of $1,115 compared with $1,009 in 1998. We believe that our ability to raise prices reflects the demand of our attendees for quality content and educational opportunities in the changing IT industry.

   Advertising and sponsorship revenues increased $5.3 million, or 24.7%, to $26.8 million in 1999 from $21.5 million in 1998, primarily attributable to increases at our N+I events. We adopted new event marketing strategies at N+I, including significantly increasing banner space and sponsorships.

   Costs of production decreased $1.3 million, or 1.7%, to $74.1 million in 1999 from $75.4 million in 1998. As a percentage of revenue these costs represented 29.5% of revenue in 1999 compared to 28.0% in 1998. Our cost of production increased as a percentage of our revenue because our revenue declined more than our costs, reflecting the significant fixed cost component of our business and our decision to maintain temporary personnel staffing and other variable costs at levels sufficient to maintain the quality of our service.

   SG&A expenses increased $11.6 million, or 15.2%, to $88.1 million in 1999 from $76.5 million in 1998. As a percentage of revenue, SG&A represented 35.0% of revenue in 1999 compared to 28.4% in 1998. These increases are primarily attributable to increased use of temporary personnel and contract labor at our business locations in Massachusetts and California as well as increases in personnel costs for information technology services incurred for our benefit in New York by Ziff-Davis.

   Noncash stock-based compensation increased $0.2 million, or 66.7%, to $0.5 million in 1999 from $0.3 million in 1998. This increase resulted from current year amortization.

   As a result of the foregoing, EBITDA decreased by $29.3 million, or 24.5%, from $119.6 million in 1998 to $90.3 million in 1999.

   Other expense decreased $32.9 million, or 81.5%, to $7.5 million in 1999 from $40.4 million in 1998 due primarily to a $22.6 million reduction in the interest we paid to our affiliates and the $13.7 million gain on our sale of Expo Comm in 1999.

   Depreciation and amortization decreased $3.0 million, or 7.4%, to $38.1 million in 1999 from $41.1 million in 1998. This decrease resulted from certain property and equipment and intangible assets becoming fully depreciated or amortized in 1998 and additional amortization recorded in 1998 to recognize a decline in value of an event acquired in 1996.

   The provision for income taxes increased $1.0 million, or 6.2%, to $17.0 million in 1999 from $16.0 million in 1998. This increase is attributable to higher levels of domestic taxable income offset by declines in taxable income in foreign jurisdictions having higher effective rates of tax than in the United States.

   As a result of the foregoing, our net income increased $6.7 million, or 35.0%, to $26.0 million.

Liquidity and Capital Resources

   As of December 31, 2000, our balance of cash and cash equivalents was $109.9 million. For the year, we met our liquidity needs principally through cash generated from operating activates. Net cash provided by operating activities was $97.7 million in 2000, compared to $87.8 million and $81.6 million in 1999 and 1998, respectively.

   Cash used for investing activities was $7.5 million in 2000, compared to $5.2 million and $11.7 million in 1999 and 1998, respectively. These activities primarily related to funding investments in property and equipment and intangibles.

   We generated $14.1 million in cash from financing activities in 2000, as compared to cash used in financing activities of $86.5 million and $75.6 million in 1999 and 1998, respectively. In 2000 we made early repayments of $30 million on our bank borrowings. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. As a result of these practices, we historically had a working capital deficit and low cash balances. Since April 13, 2000, we assumed responsibility for our cash management and treasury activities as if we were an independent company. At December 31, 2000, we had working capital of $27.1 million and cash and cash equivalents of $109.9 million. Unless we decide to prepay our borrowings, we do not expect to have material working capital deficits in the future.

   In connection with our spin-off from Ziff-Davis on August 18, 2000, we raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of our common stock for $6 per share. Additionally, our subsidiary Key3Media Events borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay and refinance Key3Media Events' existing indebtedness of $382 million and to fund a cash dividend to Ziff-Davis of $43 million, and the balance was retained for working capital and general corporate purposes. In 2000 we made early repayments of $30 million on our bank borrowings.

   Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

   We anticipate our capital expenditures for 2001 to total approximately $15 million, including $9 million for our new infrastructure initiatives, $3 million for replacements and upgrades of property and equipment, $2 million for expanded data center capacity and $1 million for tenant upgrades in our newly leased corporate headquarters in Los Angeles and existing facilities located in Needham, Massachusetts and Foster City, California.

   We have made substantial commitments for repayment of our term loans. We currently do not have any committed source of capital other than Key3Media Events' revolving credit facility. Up to $50.0 million is available to Key3Media Events and its subsidiaries under the revolving credit facility, subject to certain conditions. Under Key3Media Events' term loan facility adjusted for the $30 million of early repayments we have made, we have scheduled principal repayments in the following amounts: $1.58 million in 2001, $5.66 million in 2002, $18.23 million in 2003, $21.98 million in 2004, $131.41 million in 2005 and $121.13 million in 2006. However, Key3Media Events must prepay the term loans sooner if it sells assets not in the ordinary course of business, issues additional debt or has excess cash flow during the term of the loans.

   In addition, we currently believe we will be able to exercise our right to redeem the debentures before June 2002. If we redeem the debentures on this date, then the redemption price will be $93,552,000 which is comprised of $75,000,000 of principal and $18,552,000 of interest. If we redeem the debentures on their stated maturity date in May 2008, then the redemption price will be $203,364,000 which is comprised of $75,000,000 of principal and $128,364,000 of interest. We may also be required to redeem the debentures if we sell assets not in the ordinary course of business or issue additional debt. See "Financing".

   We will also have to pay interest on Key3Media Events' term and revolving credit loans. Key3Media Events' term and revolving loans will bear interest at floating rates. However, Key3Media Events entered into a rate cap transaction agreement with a bank which eliminates its exposure to interest rate increases in LIBOR above 9.375% on $165 million of borrowings under the credit facility. This agreement terminates in October 2001. Accordingly, our liquidity and financial condition will be affected by changes in prevailing interest rates.

   Based upon current and anticipated levels of operations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our credit facilities will be sufficient to enable us to meet our cash operating requirements, including venue rental payments, scheduled interest and principal payments on debt and capital expenditures. We will, however, be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Seasonality

   Our revenue is seasonal, but our cash flows are stable. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (N+I, Las Vegas) and the fourth quarter (COMDEX/Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in the current year may be held in a different quarter in future years.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for our fiscal year ending December 31, 2001. Since we do not engage in hedging nor own any derivatives except for the Rate Cap Agreement discussed above, we believe that the adoption of SFAS 133 will not have a material effect on our financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to various market risks, which include the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not hedge our foreign currency rate risk; however, as noted below, we have entered into an interest rate cap agreement to manage and reduce the impact of changes in interest rates.

   Currencies. We maintain operations, cash and other assets in Europe, Canada, Australia and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

   Interest. We rely significantly on long-term floating rate debt in our capital structure. Our new credit facility with a syndicate of banks requires that not less than $165.0 million of the facility be covered by interest rate cap agreements which eliminate our exposure to interest rate increases in LIBOR above 9.375%. Notwithstanding the preceding, a one percentage point increase in interest rates for our long-term floating rate debt would result in a reduction of pretax earnings and cash flows equal to $3.0 million.

Item 8. Financial Statements and Supplementary Data

   See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On December 5, 2000, Key3Media dismissed PricewaterhouseCoopers LLP as its independent accountants. The Registrant's Audit Committee participated in and approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through December 5, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through December 5, 2000, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Registrant requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated December 6, 2000, is filed as
Exhibit 16 to this Form 10-K.

   The Registrant engaged Ernst & Young LLP as its new independent accountants as of December 6, 2000. During the two most recent fiscal years and through December 6, 2000, the Registrant has not consulted with Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Ernst & Young LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   See Item 13 below.

Item 11. Executive Compensation

   See Item 13 below

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See Item 13 below

Item 13. Certain Relationships and Related Transactions

   Information related to Key3Media's executive officers is included on page
14. Pursuant to Instruction G (3) to Form 10-K, we incorporate by reference, to our definitive proxy statement for the annual meeting of stockholders to be held May 15, 2001, the remainder of the information to be provided in response to Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K). We will file our proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Documents filed as part of this Report:

   1. Consolidated and Combined Financial Statements

      The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof. The required statements appear on pages F-4 hereof.

   2. Financial Statement Schedule

      The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-28 hereof.

   3. Exhibits

      3.1   Amended and Restated Certificate of Incorporation of Key3Media
            Group, Inc.*

      3.2   Amended and Restated By-Laws of Key3Media Group, Inc.*

      4.2   Credit Agreement.*

     10.1   Distribution Agreement, among Ziff-Davis Inc., Key3Media Group,
            Inc. and Key3Media Events Inc.*

     10.2   NETWORLD License and Production Agreement, dated as of December 14,
            1998, by and between Novell, Inc. and ZD Events Inc. (which was renamed Key3Media Events Inc.)*

     10.3 Letter of Intent for JavaOne 1999-2001, dated July 15, 1998, between Sun Microsystems, Inc.*

     10.3.1 Amendment dated December 2000 to Letter of Intent for JavaOne between Sun Microsystems, Inc. and Key3Media Events Inc.

     10.5   Key3Media 2000 Stock Option and Incentive Plan.*+

     10.6 Employment Agreement, as amended, dated as of March 1, 2000, between Ziff-Davis Inc. and Fredric D. Rosen.*+

     10.7   Employment Agreement, dated as of March 3, 2000, between ZD Events
            Inc. (now Key3Media Events, Inc.) Ziff-Davis Inc. and Jason E.
            Chudnofsky.*+

     10.7.1 Employment Agreement, dated as of December 18, 2000, between
            Key3Media Group, Inc. and Jason E. Chudnofsky.

     10.8 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and Peter B.
            Knepper.*+

     10.9 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and Ned S.
            Goldstein.*+

     10.10  Employment Agreement, dated as of July 1, 2000, between Key3Media
            Events, Inc. and Robert Priest-Heck.*+

     16.1   Letter from PricewaterhouseCoopers LLP, dated December 6, 2000.**

     21.1   List of Subsidiaries of Key3Media Group, Inc.

     23.1   Consent of Ernst & Young LLP.

     23.2   Consent of PricewaterhouseCoopers LLP.

     99.1   Opinion of Ernst & Young LLP with respect to the Selected Financial
            Data, which is included in Part II, Item 6 hereof.

--------
 * Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (No. 333-36828)

** Incorporated by reference to the corresponding exhibit to the Registrant's current report of Form 8-K filed on December 6, 2000 (No. 333-36828).

 + This exhibit is a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K:

   On December 6, 2000, we filed a Current Report on Form 8-K reporting a change in our independent accountants.

                             KEY3MEDIA GROUP, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          ITEMS 14(a)(1) AND 14(a)(2)

                                                                 Page Reference
                                                                 --------------
                                                                   Form 10-K
                                                                 --------------
Consolidated Financial Statements

Report of Independent Auditors--Ernst & Young LLP...............       F-2

Report of Independent Accountants--PricewaterhouseCoopers LLP...       F-3

Consolidated Balance Sheets--December 31, 1999 and 2000.........       F-4

Consolidated Statements of Income--Three-year period ended
 December 31, 2000..............................................       F-5

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income--Three-year period ended December 31,
 2000...........................................................       F-6

Consolidated Statements of Cash Flows--Three-year period ended
 December 31, 2000..............................................       F-7

Notes to Consolidated Financial Statements......................       F-8

Financial Statement Schedule--Valuation and Qualifying
 Accounts.......................................................      F-28

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Key3Media Group, Inc.

   We have audited the accompanying consolidated balance sheet of Key3Media Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key3Media Group, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          /s/ Ernst & Young LLP
Los Angeles, California
February 23, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ziff-Davis Inc:

   In our opinion, the accompanying combined balance sheet and the related combined statements of operations, cash flows and changes in shareholders' equity and comprehensive income present fairly, in all material respects, the financial position of Key3Media Group, Inc. (previously known as ZD Events)(the "Business"), at December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Business' management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed, in Note 1, certain costs and expenses presented in the combined financial statements represent allocations and estimates of the costs of services provided to the Business by management of Ziff-Davis Inc. As a result, the combined financial statements presented may not be indicative of the financial position, results of operations or cash flows that would have been achieved had the Business operated as a nonaffiliated entity.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts April 12, 2000
except for the thirteenth paragraph of Note 3, for which the date is April 13, 2000

                             KEY3MEDIA GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
Assets
Current assets:
  Cash and cash equivalents..........................   $  5,570    $  109,914
  Accounts receivable, net...........................     69,383        80,254
  Prepaid event expenses.............................      4,584         4,958
  Deferred income taxes..............................      4,443         1,745
  Other current assets...............................      1,952         2,970
                                                        --------    ----------
    Total current assets.............................     85,932       199,841
Property and equipment, net..........................     10,028        12,342
Intangible assets, net...............................    875,526       843,999
Deferred financing costs and other assets............         78         9,151
                                                        --------    ----------
    Total assets.....................................   $971,564    $1,065,333
                                                        ========    ==========

Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations........   $    --     $    1,584
  Accounts payable...................................      8,777         8,485
  Bank overdraft.....................................      2,351           --
  Accrued expenses...................................     23,178        49,872
  Deferred revenue...................................     85,799        97,886
  Other current liabilities..........................      3,131        14,887
                                                        --------    ----------
    Total current liabilities........................    123,236       172,714
Deferred income taxes................................     61,553        85,030
Long-term obligations (net of current maturities)....    382,002       367,081
Other long-term liabilities..........................      8,381         8,568

Commitments and contingencies

Shareholders' equity:
  Division capital...................................    328,022           --
  Common Stock--$0.01 par value; authorized
   200,000,000 shares; issued and outstanding,
   65,000,000 shares (2000)..........................        --            650
  Additional paid-in-capital.........................        --        422,171
  Retained earnings..................................     73,246        38,810
  Accumulated comprehensive income(loss).............     (3,894)       (3,836)
  Deferred compensation..............................       (982)      (25,855)
                                                        --------    ----------
    Total shareholders' equity.......................    396,392       431,940
                                                        --------    ----------
    Total liabilities and shareholders' equity.......   $971,564    $1,065,333
                                                        ========    ==========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
Net revenues.................................... $269,135  $251,411  $286,901
Operating expenses:
  Cost of production............................   75,445    74,131    78,497
  Selling, general and administrative...........   76,508    88,066   106,231
  Non-recurring compensation charge.............      --        --      2,977
  Stock based compensation......................      252       522     7,967
  Depreciation and amortization.................   41,180    38,132    36,688
                                                 --------  --------  --------
                                                  193,385   200,851   232,360
                                                 --------  --------  --------
Income from operations..........................   75,750    50,560    54,541
                                                 --------  --------  --------
Other income (expenses):
  Interest expense..............................  (45,860)  (23,300)  (39,359)
  Interest income...............................    2,816       487     3,264
  Equity in earnings from joint venture.........    2,658     1,649       --
  Gain on sale of joint venture interest........      --     13,746       --
  Other expense, net............................      (28)      (71)      (17)
                                                 --------  --------  --------
                                                 (40,414)    (7,489)  (36,112)
                                                 --------  --------  --------
Income before income taxes......................   35,336    43,071    18,429
Income tax provision............................   16,080    17,082     9,867
                                                 --------  --------  --------
    Net income.................................. $ 19,256  $ 25,989  $  8,562
                                                 ========  ========  ========
Basic net income per share...................... $   0.36  $   0.49  $   0.15
Diluted net income per share.................... $   0.36  $   0.49  $   0.14
Shares used in computing basic net income per
 common share...................................   53,358    53,358    57,589
Shares used in computing diluted net income per
 common share...................................   53,358    53,358    59,949
Pro forma basic net income per share
 (unaudited)....................................                     $   0.13
Pro forma diluted net income per share
 (unaudited)....................................                     $   0.13
Shares used in computing pro forma basic net
 income per common share........................                       65,000
Shares used in computing pro forma diluted net
 income per common share........................                       67,360



                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              For the Years Ended December 31, 1998, 1999 and 2000
                                 (In Thousands)

                                           Additional            Accumulated      Total
                          Division  Common  paid-in   Retained  comprehensive comprehensive   Deferred
                          capital   stock   capital   earnings  income (loss) income (loss) compensation  Total
                          --------  ------ ---------- --------  ------------- ------------- ------------ --------
Balance at January 1,
 1998...................  $ 20,213    --         --   $31,001      $(2,297)                   $   (996)  $ 47,921
Net transactions with
 affiliates.............   388,369    --         --       --           --                          --     388,369
Dividend................       --     --         --    (3,000)         --                          --      (3,000)
Foreign currency
 translation
 adjustment.............       --     --         --       --           118       $   118           --         118
Issuance of ZDNet stock
 options under employee
 compensation plans.....       408    --         --       --           --                         (408)       --
Amortization of deferred
 compensation...........       --     --         --       --           --                          252        252
Conversion of Softbank
 stock options to ZDI
 stock options..........       503    --         --       --           --                         (503)       --
Net income..............       --     --         --    19,256          --         19,256           --      19,256
                          --------   ----   --------  -------      -------       -------      --------   --------
Total comprehensive
 income.................                                                         $19,374
                                                                                 =======
Balance at December 31,
 1998...................   409,493    --         --    47,257       (2,179)                     (1,655)   452,916
Net transactions with
 affiliates.............   (81,320)   --         --       --           --                          --     (81,320)
Foreign currency
 translation
 adjustment.............       --     --         --       --        (1,715)      $(1,715)          --      (1,715)
Forfeiture of stock
 options................      (151)   --         --       --           --                          151        --
Amortization of deferred
 compensation...........       --     --         --       --           --                          522        522
Net income..............       --     --         --    25,989          --         25,989           --      25,989
                          --------   ----   --------  -------      -------       -------      --------   --------
Total comprehensive
 income.................                                                         $24,274
                                                                                 =======
Balance at December 31,
 1999...................   328,022    --         --    73,246       (3,894)                       (982)   396,392
Net transactions with
 affiliates.............     9,851    --         --       --           --                          --       9,851
Transactions related to
 spin off from ZDI:
 Adjustment of deferred
  income taxes..........   (32,027)   --         --       --           --                          --     (32,027)
 Issuance of common
  stock to ZDI..........  (305,846)   534    305,312      --           --                          --         --
 Dividend...............       --     --         --   (42,998)         --                          --     (42,998)
Sale of common stock,
 net of issuance costs..       --     116     66,562      --           --                          --      66,678
Issuance of warrants to
 purchase common stock..       --     --      15,000      --           --                          --      15,000
Deferred compensation
 related to stock
 options................       --     --      34,507      --           --                      (34,507)       --
Amortization of deferred
 compensation...........       --     --         378      --           --                        7,589      7,967
Forfeiture of options to
 purchase common stock..       --     --      (1,975)     --           --                        1,975        --
Adjustment to benefit of
 pre-spin-off tax loss
 retained by ZDI........       --     --       2,387      --                         --            --       2,387
Foreign currency
 translation
 adjustment.............       --     --         --       --            58       $    58            70        128
Net income..............       --     --         --     8,562          --          8,562           --       8,562
                          --------   ----   --------  -------      -------       -------      --------   --------
Balance at December 31,
 2000...................  $    --    $650   $422,171  $38,810      $(3,836)      $ 8,620      $(25,855)  $431,940
                          ========   ====   ========  =======      =======       =======      ========   ========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1998     1999      2000
                                                   --------  -------  --------
Cash flows from operating activities:
 Net income....................................... $ 19,256  $25,989  $  8,562
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................   41,180   38,132    36,688
  Stock-based compensation........................      252      522     7,967
  Non-cash interest expense.......................      --       --     10,213
  Loss on disposal of fixed asset.................      500      --         61
  Foreign exchange (gain)/loss....................       (1)     126        45
  Deferred income taxes...........................   15,490   13,473    (3,968)
  Changes in operating assets and liabilities:
   Accounts receivable............................   (4,853)  (8,358)  (10,871)
   Prepaid event expenses.........................     (480)   2,840      (374)
   Other current assets...........................   (2,231)   1,911    (1,018)
   Other assets...................................     (998)   8,678       (39)
   Accounts payable...............................   (4,126)   2,409      (292)
   Accrued expenses...............................    6,076   (1,226)   26,694
   Deferred revenue...............................    2,038    5,547    12,087
   Other liabilities..............................    9,456   (2,231)   11,943
                                                   --------  -------  --------
    Total adjustments.............................   62,303   61,823    89,136
                                                   --------  -------  --------
    Net cash provided by operating activities.....   81,559   87,812    97,698
                                                   --------  -------  --------
Cash flows from investing activities:
 Purchase of property and equipment...............   (4,371)  (3,131)   (7,415)
 Purchase of intangible assets....................   (7,292)  (2,019)     (125)
                                                   --------  -------  --------
    Net cash used in investing activities.........  (11,663)  (5,150)   (7,540)
                                                   --------  -------  --------
Cash flows from financing activities:
 Net transactions with Softbank, ZDI and
  affiliates excluding non-cash transactions with
  affiliates......................................  (83,192) (81,320)    7,170
 Increase/(decrease) in bank overdraft............    7,557   (5,206)   (2,351)
 Borrowing under new credit facility..............      --       --    330,000
 Proceeds from the issuance of zero coupon senior
  debentures with detachable warrants.............      --       --     75,000
 Proceeds from the sale of common stock, net......      --       --     69,851
 Payment of costs associated with the issuance of
  long-term obligations...........................      --       --    (10,582)
 Repayment of long-term obligations to ZDI and
  bank borrowings retained by ZDI.................      --       --   (382,002)
 Repayment of long term obligations under the new
  credit facility.................................      --       --    (30,000)
 Payment of dividend to ZDI.......................      --       --    (42,998)
                                                   --------  -------  --------
    Net cash (used in) provided by financing
     activities...................................  (75,635) (86,526)   14,088
                                                   --------  -------  --------
Effects of exchange rate changes on cash..........     (161)    (951)       98
                                                   --------  -------  --------
Net (decrease) increase in cash and cash
 equivalents......................................   (5,900)  (4,815)  104,344
Cash and cash equivalents at beginning of year....   16,285   10,385     5,570
                                                   --------  -------  --------
Cash and cash equivalents at end of year.......... $ 10,385  $ 5,570  $109,914
                                                   ========  =======  ========
Supplemental cash flow disclosures:
 Interest paid:................................... $ 45,860  $23,300  $ 28,897
 Income taxes paid:............................... $    --   $   --   $    137
 Non-cash financing activities:
  Transfer of assets to an affiliate as a
   reduction of division equity................... $  1,676  $   --   $    --
  Capital contribution of an asset from an
   affiliate...................................... $  3,000  $   --   $    --
  Reduction in notes payable to affiliates as an
   increase in division equity.................... $470,237  $   --   $    --
  Capital contribution through payment of stock
   issuance costs by ZDI.......................... $    --   $   --   $  2,681

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (in thousands, except per share amounts)

1. Basis of Presentation, Organization and Nature of Operations

   Key3Media Group, Inc. (the "Company") is a leading producer of business-to-business events, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe, Mexico and Australia.

   In March 2000, Ziff-Davis Inc. ("ZDI"), announced its decision to recapitalize and spin-off its trade show and conference business to the holders of ZDI common stock as part of a comprehensive restructuring. On August 18, 2000, ZDI completed the spin-off of Key3Media Group, Inc, a new company to hold ZDI's trade show and conference business. In addition to the 53,358,050 shares of its common stock issued to holders of ZDI common stock in the spin-off, the Company raised approximately $75 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 common shares of its common stock for $6 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330 million from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382 million of existing indebtedness and to fund a $42,998 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

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

   A portion of the cost of administrative services charged to the Company by ZDI included amounts for certain cash management and treasury activities. These activities included the investment of surplus cash and the issuance, repayment and repurchase of short-term and long-term debt. The Company generally remitted its cash receipts (other than receipts of foreign operations or operations that were not wholly owned) to ZDI, and ZDI generally funded the Company's cash disbursements (other than disbursements of foreign operations or operations that were not wholly owned), on a periodic basis. The cash funding described was accounted for within Division Capital and upon the April 13, 2000 signing of a loan agreement with two banks the Company assumed responsibility for its cash management and treasury activities.

   The Company recorded $2,490, $12,543 and $3,499 for centralized administrative charges from ZDI for the years ended December 31, 2000, 1999 and 1998, respectively.

   The financial statements are not necessarily indicative of results that would have occurred if the activities of the Company had been a separate stand-alone entity prior to August 18, 2000.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Key3Media Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities at time of purchase of three months or less.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


 Concentrations of Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various high credit financial institutions. At times, such cash and cash equivalents may be in excess of federally insured limits or, with respect to international operations, there may be no insurance. The Company has not experienced losses in such accounts. The Company generally bills its customers in advance of the commencement of an event and does not require collateral from its customers. As a result of the timing of the billing and collection of a substantial portion of accounts receivable, the Company has limited its credit risk in the event a customer does not pay.

   Significant revenue and earnings are generated from our NetWorld+Interop tradeshows and JavaOne conference brands. Each brand is subject to licenses for its use. While the Company owns the service mark "Interop," it licenses the "NetWorld" service mark from Novell under a license expiring on December 31, 2002, which is subject to automatic renewals unless terminated by Novell upon 15 months' notice. The Company also licenses the name "JavaOne" from Sun Microsystems which expires in July 2004. If these licenses terminate and are not renewed, the Company would not be able to produce events using these service marks and that could adversely affect revenues and results of operations.

 Fair Value of Financial Instruments

   The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments approximates fair value because of their short-term maturity. The recorded amount of the Company's indebtedness also approximates fair value based upon the current rates available to the Company for debt with similar maturities.

 Property and Equipment

   Property and equipment have been recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance costs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: computers and equipment two to seven years, furniture and fixtures five to ten years and leasehold improvements the shorter of their estimated useful lives or lease periods.

 Intangible Assets

   Intangible assets consist principally of trade names, advertiser and exhibitor lists, and goodwill. Trade names are recorded at their estimated fair value using the "relief from royalty" approach. The "relief-from-royalty" approach is based upon the savings that an intangible asset owner will realize from owning the intangible asset instead of paying a rent or royalty for the use of that asset. Advertiser and exhibitor lists are recorded at their estimated fair value as determined by an "income" approach. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives.

   The Company assesses the recoverability of its intangible assets whenever events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) may not be sufficient to support its carrying value. If undiscounted cash flows are not sufficient to support the recorded value, an impairment loss is recognized to reduce the carrying value of the intangibles to its estimated recoverable amount. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


 Revenue Recognition

   Trade show, conference, customized marketing and education program revenue, less agency commissions, cash discounts, and noncash discounts are recognized when the events are conducted. Payments received in advance of trade shows, conferences and customized marketing and education programs are initially reported on the balance sheet as deferred revenue.

   The Company enters into barter transactions with certain vendors where booth space at trade shows or conferences is exchanged for advertising or the Company and the vendor exchange advertising. These transactions are not included in the consolidated statements of income. If these transactions had been included, the Company would have recorded additional revenue and expense of approximately $9,057, $6,849, and $8,649 for the years ended December 31, 1998, 1999, and
2000, respectively.

 Computation of Net Income Per Share and Pro Forma Net Income Per Share

   Basic net income per share is computed using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 1998.

   Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 1998 plus the dilutive effect of stock options and other dilutive securities, calculated using the treasury stock method.

   Pro forma basic net income per share is computed using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to Initial Public Offering shareholders in connection with the spin-off, as if such issuances occurred at the beginning of 2000. Pro forma diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding, including the assumed issuance of shares to Initial Public Offering shareholders in connection with the spin-off, as if such issuances occurred at the beginning of 2000 plus the dilutive effect of stock options and other dilutive securities, calculated using the treasury stock method.

   A summary of the shares used to compute historical earnings per share is as follows:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------- ------- ------
   Net income..........................................  $19,256 $25,989 $8,562
                                                         ------- ------- ------
   Weighted average common shares......................   53,358  53,358 57,589
                                                         ------- ------- ------
   Denominator for basic calculation...................   53,358  53,358 57,589
                                                         ------- ------- ------
   Net income per share-basic..........................  $  0.36 $  0.49 $ 0.15
                                                         ======= ======= ======

   Weighted average effect of anti-dilutive securities:
     Warrants..........................................      --      --     972
     Stock options.....................................      --      --   1,388
                                                         ------- ------- ------
   Total weighted average effect of anti-dilutive
    securities:........................................      --      --   2,360
                                                         ------- ------- ------
   Denominator for diluted calculation.................   53,358  53,358 59,949
                                                         ------- ------- ------
   Net income per share-diluted........................  $  0.36 $  0.49 $ 0.14
                                                         ======= ======= ======

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   A summary of the shares used to compute unaudited pro forma earnings per share is as follows:

                                                                    Year ended
                                                                   December 31,
                                                                   ------------
                                                                       2000
                                                                   ------------
   Net income.....................................................   $ 8,562
                                                                     -------
   Weighted average common shares.................................    65,000
                                                                     -------
   Denominator for basic calculation..............................    65,000
                                                                     -------
   Net income per share-basic.....................................   $  0.13
                                                                     =======

   Weighted average effect of anti-dilutive securities:
     Warrants.....................................................       972
     Stock options................................................     1,388
                                                                     -------
   Total weighted average effect of anti-dilutive securities:.....     2,360
                                                                     -------
   Denominator for diluted calculation............................    67,360
                                                                     -------
   Net income per share-diluted...................................   $  0.13
                                                                     =======

 Operating Costs and Expenses

   Cost of production includes the direct costs of organizing, producing and managing trade shows, seminars, conferences and expositions. These costs are capitalized as prepaid and expensed in the month in which the event is conducted.

 Equity in Earnings from Joint Ventures

   Equity in earnings from joint ventures includes the Company's equity share of income or loss from its investments in joint ventures. This amount is included in deferred financing costs and other assets.

   In September 1999, the Company sold its 50% interest in Expo Comm which resulted in a gain of $13,746.

 Foreign Currency Translation

   The assets and liabilities of foreign operations are translated at the current exchange rate and elements of shareholders' equity are translated at historical exchange rates at year-end. Revenue and expense accounts are translated at the average exchange rate during the periods presented. Gains or losses from foreign currency transactions are included in earnings as incurred. Translation adjustments are included as a separate component of shareholders' equity.

 Advertising

   The Company generally expenses the cost of advertising as incurred.

 Income Taxes

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   The activities of the Company were included in the consolidated federal income tax return filed by Softbank (for 1997 and through May 3, 1998) and by ZDI (from May 4, 1998 through August 18, 2000). However, the tax provision shown on the consolidated statements of income and the tax assets and liabilities shown on the consolidated balance sheets for each of the fiscal years 1998, 1999 and 2000 have been prepared as though the activities of the Company were filed in income tax returns on a stand-alone basis. The tax benefit arising from the change in the deferred tax accounts and the Company's interim loss through August 18, 2000 has been reflected in the accompanying statement of income, however as the operating tax asset will be utilized by Ziff Davis, the amount of the asset has been reflected as a distribution to Ziff Davis. The effect of recording the income tax provision on a stand-alone basis as of August 18, 2000 resulted in an aggregate reduction in Division Equity of $32,027. The adjustment to equity was reduced by $2,387 during the fourth quarter of fiscal 2000 to reflect the actual benefit of pre-spin-off losses retained by ZDI.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements. Actual results may differ from these estimates.

 Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to adopt a fair value based method for determining the expense related to stock-based compensation. The Company records stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 ("FIN 44")."

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS No. 133" was issued to defer adoption of SFAS No. 133 to fiscal years beginning after June 30, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on the Company's financial statements.

 Reclassification

   Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentation.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


3. Long-Term Obligations

   Long-term Obligations consist of the following:

                                                              December 31,
                                                            -----------------
                                                              1999     2000
                                                            -------- --------
   Note payable to Ziff-Davis Inc. -- a related party...... $382,002      --
   Senior credit facility..................................      --  $300,000
   $75 million Zero coupon debentures including accreted
    interest of $3,386, net of discount of $9,721..........      --    68,665
                                                            -------- --------
                                                             382,002  368,665
   Less current maturities.................................      --    (1,584)
                                                            -------- --------
   Total................................................... $382,002 $367,081
                                                            ======== ========

   On August 3, 2000, the Company's wholly owned subsidiary, Key3Media Events, entered into a credit facility with a syndicate of banks which consists of two term loan facilities and a revolving credit facility. The initial principal amount of the first term loan was $75,000 and it matures on August 3, 2005. The first term loan requires repayment quarterly in annual amounts equal to 10% of the original principal amount of the loan in the first year, 15% in the second year, 20% in the third year, 25% in the fourth year and the remaining 30% in the fifth and final year. The initial principal amount of the second term loan was $255,000 and it matures on August 3, 2006. The second term loan requires repayment in equal quarterly amounts during the final year of its term, subject to amortization of approximately 1% per year prior to the final year. Key3Media Events borrowed $330,000 under the term loan facilities on August 18, 2000. As of December 31, 2000, Key3Media Events has made a $30,000 principal repayment on these two term loan facilities. As a result of this prepayment, the above repayment amounts have been revised and are restated in the maturity schedule below.

   The revolving credit facility commits the banks to lend up to $50,000 to Key3Media Events for general corporate purposes. Key3Media Events may borrow, repay and re-borrow under the revolving loan facility until August 3, 2005, at which time Key3Media Events must repay any amounts outstanding under the revolving credit facility. As of December 31, 2000, Key3Media Events has no amounts outstanding under the revolving credit facility.

   At Key3Media Events' election, loans under the credit facility bear interest at a margin over, (1) the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the London interbank offered rate, or LIBOR. The margin Key3Media Events pays will vary between 0.75% and 4.00% depending on
(a) what Key3Media Events chooses as its base rate and (b) the ratio of its total debt to EBITDA as defined in the credit facility agreement. At December 31, 2000, the effective interest rate for the Senior Credit Facility was 10.7%.

   The credit facility contains various financial covenants including, amongst other things, (i) limitations on dividends, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of minimum leverage and interest coverage ratios. The borrowings under the credit facility are collateralized by substantially all of the assets of Key3Media Events.

   On September 22, 2000, Key3Media Events entered in to a Rate Cap Transaction Agreement with a bank which eliminates its exposure to interest rate increases in LIBOR above 9.375% on $165,000 of borrowings under the credit facility. This agreement terminates on October 2, 2001.

   On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75,000. The purchasers paid $72,938 for the debentures and the warrants described below. The principal amount of the debentures will accrete at a rate of 12% per year, compounded quarterly, for the first five years

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)

and 15% per year, compounded quarterly, after that. If our consolidated ratio of debt to EBITDA as defined in the debenture agreement in the previous four quarters is higher than 4.50:1.00, the accretion rate will increase by 1.25% until the ratio falls below 4.50:1.00 for the previous four quarters. The debentures will mature in seven years and nine months. Accreted interest calculated on an average annualized basis on the debentures was $3,386 for the year ended December 31, 2000.

   The Company can redeem the debentures at any time before the first anniversary of the issuance of the debentures at 112% of the initial principal amount. On or after the first but before the fifth anniversary of the issuance, we can redeem the debentures at 100% of their accreted principal amount. On or after the fifth anniversary, we cannot redeem the debentures, until the maturity date.

   The purchasers of our debentures received warrants to purchase 6,800 shares of our common stock at $6.00 per share, subject to adjustment as described below and to customary anti-dilution rights. Cashless exercise is permitted and the warrants expire seven years after they are issued, except that if the number of shares that may be purchased upon exercise of the warrants increases on any anniversary of the issue date, then the warrants will expire as to those additional shares seven years after that anniversary.

   If the debentures are redeemed within 22 months after they are issued (prior to June 18, 2002), the number of shares that must be issued upon exercise of the warrants will decrease by 523. If the debentures are still outstanding on the following anniversaries, the number of shares that must be issued upon exercise of the warrants will increase by 1,500 on each of the second and third anniversaries of the issuance of the debentures and by 1,750 each of on the fourth and fifth anniversaries.

   In connection with the issuance of warrants, the Company recorded a discount on the debentures and an increase to paid-in-capital of $15,000, which represents the value of the warrants on the date of issuance. The discount on the debentures will be amortized as additional interest expense using the effective interest rate method over the expected life of the debentures, which Management currently believes may be less than 24 months from the date of their issuance. The $15,000 value assigned to the warrants at their issuance date has been determined using a Black-Scholes Pricing Model that includes assumptions as to risk free interest rates, dividend yield, volatility and expected life of the warrants.

   If the debentures are repaid 22 months after their issuance, then the Company is required to pay $93,552, which is comprised of $75,000 of principal and $18,552 of accreted interest. If the debentures are repaid on their contractual maturity date in May 2008 then the Company is required to pay $203,364, which is comprised of $75,000 of principal and $128,364 of accreted interest.

   The debenture agreement contains some financial and reporting covenants such as minimum leverage ratios and quarterly and annual reporting. The debentures are subordinate to the credit facility and are collateralized by substantially all of the assets of the Company.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   In May 1998, Key3Media Events entered into a Loan Agreement with ZDI for $382,002 (the "Loan"). The Loan stated that interest payments were due on a quarterly basis beginning June 1998 at a rate of 6% per annum. The Loan was payable on March 31, 2008 and contained no financial covenants. On April 13, 2000, Key3Media Events entered into a Revolving Credit Agreement ("the Agreement") with two banks and borrowed $150,000 which represented the maximum amount available under the Agreement. The proceeds of this borrowing were used to repay a portion of the Loan. Under the terms of the Agreement, Key3Media Events was required to maintain certain financial and operating covenants, which included maximum leverage and minimum interest coverage ratios and limits on capitalized leases and capital expenditures. The borrowing bore interest at a base rate or eurodollar rate, at the option of Key3Media Events. The base rate was equal to the higher of the lender's commercial lending rate or 1/2 of 1% per annum above the federal funds rate. The eurodollar rate was equal to the London Interbank Offered Rate divided by a percentage equal to 100% minus the eurodollar rate reserve percentage, as defined in the Agreement. The Loan and the Agreement were repaid on August 18, 2000 with borrowings from the credit facility noted above.

   The Company incurred interest expense to related parties for the years ended December 31, 1998, 1999 and 2000 of $45,860, $23,300 and $15,522, respectively.

   Maturities of long-term debt for the next five years and thereafter (in thousands) are:

                                                  Zero
                                                 Coupon     Credit
                                               Debentures  Facility   Total
                                               ----------  -------- ---------
    Years ending December 31:
     2001..................................... $     --    $  1,584 $   1,584
     2002.....................................       --       5,662     5,662
     2003.....................................       --      18,233    18,233
     2004.....................................       --      21,983    21,983
     2005.....................................       --     131,413   131,413
     Thereafter...............................   203,364    121,125   324,489
                                               ---------   -------- ---------
                                                 203,364   $300,000 $ 503,364
   Less amount representing accreted interest
    and debt discount.........................  (134,699)       --   (134,699)
                                               ---------   -------- ---------
   Total...................................... $  68,665   $300,000 $ 368,665
                                               =========   ======== =========

4. Accounts Receivable

   Accounts receivable consist of the following:

                                                               December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
   Accounts receivable....................................... $73,267  $83,816
   Less: allowance for doubtful accounts and cancellations...  (3,884)  (3,562)
                                                              -------  -------
                                                              $69,383  $80,254
                                                              =======  =======

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


5. Property and Equipment

   Property and equipment consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Computers and equipment.................................. $ 23,069  $ 27,251
   Leasehold improvements...................................    2,118     3,260
   Furniture and fixtures...................................    3,682     4,669
   Other....................................................    1,080     1,741
                                                             --------  --------
                                                               29,949    36,921
   Less: accumulated depreciation and amortization..........  (19,921)  (24,579)
                                                             --------  --------
                                                             $ 10,028  $ 12,342
                                                             ========  ========

   Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $6,101, $4,591, and $5,226 respectively.

   During 2000, fixed assets with a cost basis of $467 and a related accumulated depreciation balance that totaled $467 were written-off.

6. Intangible Assets

   Intangible assets consist of the following:

                                                             December 31,
                                             Range of    ----------------------
                                          lives in years    1999        2000
                                          -------------- ----------  ----------
   Trade names:
     COMDEX..............................       40       $  418,000  $  418,000
                                                         ----------  ----------
                                                            418,000     418,000
                                                         ----------  ----------
   Goodwill:
     Softbank COMDEX.....................       40          277,642     277,642
     Softbank Forums, Inc................    5 to 30        160,424     160,424
                                                         ----------  ----------
                                                            438,066     438,066
                                                         ----------  ----------
   Advertiser and exhibitor lists:
     COMDEX Fall.........................       27          135,990     135,990
     COMDEX Spring.......................       17           12,000      12,000
                                                         ----------  ----------
                                                            147,990     147,990
                                                         ----------  ----------
   Other intangibles.....................   2.5 to 15        16,459      16,609
                                                         ----------  ----------
                                                          1,020,515  $1,020,665
   Less: accumulated amortization........                  (144,989)   (176,666)
                                                         ----------  ----------
                                                         $  875,526  $  843,999
                                                         ==========  ==========

   Amortization expense for the years ended December 31, 1998, 1999, and 2000 was, $35,079, $33,541, and $31,462 respectively.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   In 1998, the Company recorded additional amortization expense of $2,930 as a result of management's change in the estimated useful life of a tradeshow name. During 1999, the Company recorded additional amortization of $2,306 to reduce the carrying value of this tradeshow to zero in recognition of its discontinued usage.

7. Accrued Expenses

   Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Payroll and related employee benefits....................... $ 4,987 $10,106
   Income and related taxes payable............................     164  13,579
   Other accrued expenses......................................  18,027  26,187
                                                                ------- -------
                                                                $23,178 $49,872
                                                                ======= =======

8. Non-recurring Compensation Charge

   In connection with the termination provisions included in their respective employment agreements, two executives of the Company elected to exercise those rights in December 2000, resulting in a one time non-recurring compensation charge of $2,977 for the required termination payments. Subsequently, the Company and one of these executives entered into a new four-year employment agreement in December, 2000.

9. Income Taxes

   Income before income taxes is attributable to the following jurisdictions:

                                                        Years ended December
                                                                 31,
                                                       ------------------------
                                                        1998     1999    2000
                                                       -------  ------- -------
   United States...................................... $37,911  $41,473 $18,533
   Foreign............................................  (2,575)   1,598    (104)
                                                       -------  ------- -------
     Total............................................ $35,336  $43,071 $18,429
                                                       =======  ======= =======

   Components of the provision for income taxes are as follows:

                                                          Years ended December
                                                                  31,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------- ------- ------
   U.S. federal income taxes:
     Current............................................ $   --  $ 2,730 $2,353
     Deferred...........................................  14,653  12,744  6,157
   State and local income taxes:
     Current............................................     --      156    168
     Deferred...........................................     837     728    440
   Foreign income taxes.................................     540     724    749
                                                         ------- ------- ------
     Total.............................................. $16,030 $17,082 $9,867
                                                         ======= ======= ======

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income before income taxes is as follows:

                             Years ended December
                                     31,
                             ----------------------
                              1998    1999    2000
                             ------  ------  ------
   Federal statutory tax
    rate...................    35.0%   35.0%   35.0%
   State and local taxes
    (net of federal tax
    benefit)...............     2.0     2.0     2.0
   Effect of foreign
    operations.............     4.2     0.3     4.1
   Non-deductible executive
    compensation...........     --      --      6.5
   Non-deductible debenture
    interest...............     --      --      1.8
   Amortization of
    nondeductible
    goodwill...............     3.8     2.0     1.1
   Other, including meals
    and entertainment......     0.4     0.4     3.0
                             ------  ------  ------
   Effective tax rate......    45.4%   39.7%   53.5%
                             ======  ======  ======

   The tax provision as reported above for the year ended December 31, 2000, reflects a revision to the current provision from the amount previously reported in the Company's earnings release dated February 27, 2001. The current provision has been reduced by $3,828 to give effect to the operating loss benefit resulting from the pre-spin-off period as allowed by EITF 94-10, "Accounting by a Company for the Income Tax Effects of Transactions among or with its Shareholders under FASB Statement No. 109." The related tax benefit will be utilized by Ziff-Davis pursuant to the agreements related to the spin-off. The Company has now recognized the benefit for its pre-spin-off operating losses, as allowed by the EITF and has reflected its expected utilization by Ziff-Davis as a distribution through a reduction of Division Equity. No benefit had been recognized for the pre-spin-off operating losses in the previously reported results. The effect of this revision was to increase net income by $3,828 or $0.06 per share.

   Following is a summary of the components of the deferred tax accounts:

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
   Current deferred tax asset.............................. $  4,443  $  1,745
                                                            --------  --------
   Noncurrent deferred tax asset and (liability):
     Basis difference in intangible assets.................  (78,549)  (91,943)
     Net operating loss and other carryforwards............   11,428        43
     Other.................................................    7,472     6,870
                                                            --------  --------
     Gross noncurrent deferred tax liability...............  (59,649)  (85,030)
   Valuation allowance.....................................   (1,904)      --
                                                            --------  --------
     Net noncurrent deferred tax liability................. $(61,553) $(85,030)
                                                            ========  ========

   The Company believes that certain operating loss deductions arising while the Company was included as part of the Ziff-Davis consolidated tax return that are attributable to the Company may result in a reduction of current and future income tax liabilities. These amounts cannot be currently quantified because the amount of the operating loss deductions attributable to the Company after our spin-off are dependent upon the total carryforward losses of the Company to be utilized by Ziff-Davis in their tax return for the period prior to our spin-off. As such, no recognition for that potential future benefit has been included in these financial statements.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


10. Stock Compensation Plans

   The disclosures described below set forth the various compensation plans implemented by the Company and by Softbank and ZDI only to the extent such plans affect the employees of the Company.

 Key3Media Group, Inc. 2000 Stock Option and Incentive Plan

   The Board of Directors of the Company adopted the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan (the "Plan") on August 21, 2000. Under the terms of the Plan, all employees, officers, directors and consultants of the Company are eligible to participate. The Nominating and Compensation Committee of the Board of Directors establish the option price and the vesting schedule of each stock grant. The initial number of shares authorized for option grants under the Plan was 23,933. In the event the Company issues additional shares of common stock, as defined, the total number of additional shares of common stock authorized for option grants shall equal 33 1/3% of the additional shares of common stock issued at the time.

   On August 21, 2000, the Company granted 21,126 options to purchase shares of its common stock (8,212 options with an exercise price of $11.00 and 12,914 options with an exercise of $5.00). Certain options granted to employees who previously held options to purchase stock of ZDI, ZDNet, and Softbank Corp. are subject to the accounting treatment described in FIN 44 which requires recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation.

   The Company also granted 1,723 options to purchase common stock with exercise prices ranging from $8.00 to $12.18 during the period of August 22, 2000 to December 31, 2000.

   As a result of the issuance of options to purchase common stock, the Company recorded deferred stock compensation of $33,370 and incurred noncash stock based compensation expense of $6,206 for the year ended December 31, 2000.

 Softbank Executive Stock Option Plans

   The Softbank Executive Stock Option Plans provide for the granting of nonqualified stock options (the "Softbank Options") to purchase the common stock of Softbank Corp., a publicly traded company in Japan, to officers, directors and key employees of ZDI, including certain employees of the Company prior to the spin-off. Under the Plans, options have been granted at exercise prices equal to the closing market price in Japan's public equities market (market price denominated in Japanese yen) on the date of grant. Substantially all options granted become exercisable in various installments over the first six anniversaries of the date of grant and expire ten years after the date of grant.

   On January 19, 1998, the exercise price of all of the shares outstanding under option agreements was reset to (Yen)4,000, the closing market price on Japan's Tokyo Stock Exchange First Section at that date. In conjunction with the repricing, those options previously exercisable on December 31, 1997 could only be exercised after July 19, 1998. The repricing of the stock options did not result in compensation expense to the Company.

   Certain employees of the Company who continue to hold options to purchase stock of Softbank Corp. were granted accelerated vesting rights that resulted in additional deferred stock compensation of $1,137 and noncash stock based compensation expense of $1,382 for the year ended December 31, 2000.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   In summary, the Company's deferred compensation activity for 2000 by plans is as follows:

                                                      Key3Media Softbank
                                                        Plan     Plans   Total
                                                      --------- -------- ------
   Deferred stock compensation.......................  33,370    1,137   34,507
   Amortization of deferred stock compensation.......   6,206    1,383    7,589
   Forfeitures.......................................   1,975      --     1,975

 1998 Incentive Compensation Plan and the 1998 Non-Employee Director's Stock Option Plan

   ZDI has two classes of common stock; ZD Inc.--ZD Common Stock ("ZD Stock") and ZD Inc.--ZDNet Stock ("ZDNet Stock").

   The 1998 Incentive Compensation Plan (the "Incentive Plan") provides for the grant of options, stock appreciation rights, stock awards and other interests in ZDI common stock to key employees of ZDI and its affiliates and consultants. On December 21, 1998, the ZDI Board of Directors approved an amendment to the Incentive Plan to permit grants of options and other stock-based awards with respect to any services of common stock of ZDI and to increase the number of shares available for issuance to all ZDI employees from 8,500 shares to 17,828 shares.

   The 1998 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors Plan") provides for the grant of stock options to non-employee directors. ZDI had reserved 8,500 shares of common stock for issuance under the Non-Employee Directors' Plan.

   On September 23, 1998, the ZDI Board of Directors approved the reduction of the exercise price of all options outstanding under the Incentive Plan from $16.00 to $6.00, the closing market price of ZDI common stock on that date. In addition, the vesting period of the options was extended by three months. The repricing did not result in compensation expense to the Company.

   On December 21, 1998, ZDI's Board of Directors approved the grant of options to acquire an aggregate of approximately 224 shares of ZDNet Stock to certain employees of the Company at a price of $4.29 per share. As a result of the grant the Company recorded deferred compensation expense of $408 for the difference between the exercise price and the deemed fair value of the underlying shares. The Company expects to recognize non-cash compensation for accounting purposes of $102 ratably over the vesting periods of the options. These options are currently scheduled to vest and become exercisable on the fifth anniversary of the date of grant.

   On January 29, 1999, ZDI granted options to a number of ZD Events employees in connection with the cancellation of corresponding options to purchase stock of SOFTBANK Corp. In connection with these grants, an affiliate of SOFTBANK Corp. has agreed with ZDI that, if and when any of these options are exercised,
(1) that affiliate will cause the shares to ZDI common stock issuable upon such exercise to be supplied to ZDI and (2) ZDI will deliver to that affiliate of its designee the exercise price paid upon such exercise. Thus, the exercise of these options will not increase the number of shares of ZDI common stock outstanding or ZDI's stockholders' equity. The Company recognized compensation expense for accounting purposes through the vesting period that ended in fiscal year 2000.

                             KEY3MEDIA GROUP, INC.

                   (in thousands, except per share amounts)


 Option Grants

   Information relating to the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan during 2000 is as follows:

                                                  Weighted       Weighted
                                                  Average      Average Fair
                                      Number of option price   Market Value
                                       shares    per share   at date of grant
                                      --------- ------------ ----------------
   Shares outstanding under options
    at December 31, 1999.............     --       $  --          $  --
     Granted at market prices........   1,249       10.73          10.73
     Granted at price exceeding
      market.........................   8,212       11.00           6.00
     Granted at price below market...  13,388        5.12           6.16
     Exercised.......................     --          --             --
     Forfeited.......................    (566)       6.39            --
                                       ------      ------
   Shares outstanding under options
    at December 31, 2000.............  22,283      $ 7.57
                                       ======      ======

   Information relating to the Softbank options for ZD Events employees during 1998, 1999 and part of 2000 is as follows:

                                                  Number        Weighted
                                                    of       average option
                                                  shares   price per share (1)
                                                 --------  ------------------
   Shares outstanding under options at December
    31, 1997...................................   167,616        $70.36
     Granted...................................    99,360         31.03
     Exercised.................................   (28,151)        31.03
     Converted to ZDI options..................    (1,800)        31.03
     Forfeited.................................   (17,682)        31.03
                                                 --------        ------
   Shares outstanding under options at December
    31, 1998...................................   219,343         31.03
     Granted...................................       --            --
     Exercised.................................   (76,731)        31.03
     Forfeited/cancelled.......................   (31,772)        31.03
                                                 --------        ------
   Shares outstanding under options at December
    31, 1999...................................   110,840         31.03
     Granted...................................       --            --
     Exercised.................................  (110,840)        31.03
     Forfeited/cancelled.......................       --            --
                                                 --------        ------
   Shares outstanding under options at December
    31, 2000...................................       --         $  --
                                                 ========        ======

--------
(1) The exercise price of the stock options is set in Japanese yen. The exercise prices as shown above have been converted to U.S. dollars based upon the exchange rate of the date of grant for the respective options. The 1998 activity reflects the repricing of all options outstanding as of January 19, 1998 to (Yen)4,000.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   Information relating to the Ziff-Davis Inc.--ZD stock options for ZD Events employees during 1998, 1999 and 2000 is as follows:

                                                                 Weighted
                                                  Number of   average option
                                                    shares    price per share
                                                  ----------  ---------------
   Shares outstanding under options at December
    31, 1997.....................................        --        $ --
     Granted.....................................  1,140,245        6.05
     Exercised...................................        --          --
     Converted from Softbank options.............        --          --
     Forfeited...................................    (92,750)       6.00
                                                  ----------       -----
   Shares outstanding under options at December
    31, 1998.....................................  1,047,495        6.06
     Granted.....................................    531,870       15.87
     Exercised...................................    (38,195)       6.00
     Forfeited...................................   (160,185)       9.46
                                                  ----------       -----
   Shares outstanding under options at December
    31, 1999.....................................  1,380,985        9.45
     Granted.....................................        --          --
     Exercised................................... (1,380,985)       9.45
     Forfeited...................................        --          --
                                                  ----------       -----
   Shares outstanding under options at December
    31, 2000.....................................        --        $ --
                                                  ==========       =====

   Information relating to the Ziff-Davis Inc.--ZDNet stock options for ZD Events employees during 1998, 1999 and 2000 is as follows:

                                                      Number      Weighted
                                                        of     average option
                                                      shares   price per share
                                                     --------  ---------------
   Shares outstanding under options at December 31,
    1997...........................................       --       $  --
     Granted.......................................   224,437        4.29
     Exercised.....................................       --          --
     Forfeited.....................................       --          --
                                                     --------      ------
   Shares outstanding under options at December 31,
    1998...........................................   224,437        4.29
     Granted.......................................   165,055       30.23
     Exercised.....................................      (875)       4.29
     Forfeited.....................................   (32,187)      17.60
                                                     --------      ------
   Shares outstanding under options at December 31,
    1999...........................................   356,430       15.10
     Granted.......................................       --          --
     Exercised.....................................  (356,430)      15.10
     Forfeited.....................................       --          --
                                                     --------      ------
   Shares outstanding under options at December 31,
    2000...........................................       --       $  --
                                                     ========      ======

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


   The following tables summarize information concerning outstanding and exercisable options at December 31, 2000 (in thousands, except number of years and per share amounts):

                           Options Outstanding                  Options Exercisable
               -------------------------------------------- ---------------------------
                           Weighted Average    Weighted                    Weighted
    Range of                  Remaining         Average                     Average
    Exercise     Number       Contractual      Exercise       Number       Exercise
     Prices    Outstanding  Life (in Years) Price per Share Exercisable Price per Share
    --------   ----------- ---------------- --------------- ----------- ---------------
   $ 0.01 -
     $ 5.00..    12,479          9.6            $ 5.00          682         $ 5.00
   $ 5.01 -
     $10.99..     1,581          9.9            $ 9.92          --          $  --
   $11.00 -
     $12.19..     8,223          9.6            $11.01          987         $11.00
                 ------                                        -----
     Total...    22,283                                        1,669
                 ======                                        =====

   SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated Statement of Income, because APB 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equals the market value of the underlying stock at the grant date, as in the case of certain options granted to the Company's employees.

   SFAS 123 pro forma numbers are as follows for December 31 (in thousands, except per share amounts and percentages):

                                                          1998    1999    2000
                                                         ------- ------- ------
   Net income--as reported.............................. $19,256 $25,989 $8,562
   Net income--pro forma................................ $15,625 $22,510 $4,509
   Basic net income per common share--as reported....... $  0.36 $  0.49 $ 0.15
   Diluted net income per common share--as reported..... $  0.36 $  0.49 $ 0.14
   Basic net income per common share--pro forma......... $  0.29 $  0.42 $ 0.08
   Diluted net income per common share--pro forma....... $  0.29 $  0.42 $ 0.08

 Key3Media Options

                                                             1998    1999 2000
                                                            -------  ---- -----
   Risk-free interest rate.................................   n/a    n/a    6.2%
   Dividend yield..........................................   n/a    n/a    --
   Volatility factor.......................................   n/a    n/a   46.0%
   Expected life...........................................   n/a    n/a  3 yrs

 Softbank Options
                                                             1998    1999 2000
                                                            -------  ---- -----
   Risk-free interest rate.................................    5.46% n/a   n/a
   Dividend yield..........................................     1.5% n/a   n/a
   Volatility factor.......................................   77.72% n/a   n/a
   Expected life........................................... 6 years  n/a   n/a

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


 Ziff-Davis Inc.--ZD Stock Options

                                                           1998     1999    2000
                                                          -------  -------  ----
   Risk-free interest rate...............................    5.29%    5.24% n/a
   Dividend yield........................................     --       --   n/a
   Volatility factor.....................................   54.70%   59.27% n/a
   Expected life......................................... 6 years  6 years  n/a

 Ziff-Davis Inc.--ZDNet Stock Options
                                                           1998     1999    2000
                                                          -------  -------  ----
   Risk-free interest rate...............................    4.67%    5.23% n/a
   Dividend yield........................................     --       --   n/a
   Volatility factor.....................................   54.70%   84.15% n/a
   Expected life......................................... 6 years  6 years  n/a

   The weighted average fair value of options granted during the year ended December 31 is as follows:

                                                              1998  1999  2000
                                                             ------ ----- -----
      Key3Media Group.......................................    --    --  $2.20
      Softbank options...................................... $50.34   n/a   n/a
      Ziff-Davis Inc.--ZD Stock options.....................   7.27  9.69   n/a
      Ziff-Davis inc.--ZDNet options........................   4.25 22.39   n/a

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

 Employee Stock Purchase Plan

   Prior to August 18, 2000, certain employees of the Company were eligible to participate in the ZDI Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under this plan, eligible employees could purchase ZDI's common stock with after-tax payroll deductions of 1% to 10% of their base pay. The price at which shares of common stock could be purchased was the lesser of 85% of the fair market value of a share of common stock on (1) the first business day of a purchase period of (2) the last business day of a purchase period. ZDI had reserved 2,500 shares of common stock for issuance under the Stock Purchase Plan as of December 21, 1998. Prior to this date, the number of shares available for sale under this plan was 1,500. As of August 19, 2000, the employees permitted to participate withdrew from the Stock Purchase Plan in connection with the Company's spin-off from ZDI.

11. Employee Benefit Plans

 Defined Contribution Plans

   The Company sponsors the Key3Media Events 401(k) Plan (the "Plan") to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provided tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)

Company matches employee contributions at 50% for the first 4% contributed by employees. All matching contributions vest over four years. In addition, the Plan provides for discretionary contributions as determined by the Company's Management based on the Company's performance during the past year. Such contributions vest over five years and will be allocated to eligible participants in proportion to their current investment allocation.

   Prior to August 18, 2000, ZDI and its subsidiaries maintained various defined contribution retirement plans. Substantially all of the Company's employees were eligible to participate in one of these plans under which the Company made annual contributions. In addition, employees were permitted to make contributions to the plan in which they participated, subject to certain limitations. The Company matched employee contributions up to certain specified percentages. Employees were generally eligible to participate in a plan upon joining the Company and received matching contributions immediately upon commencement of employment. Additionally, employees became eligible to receive a discretionary contribution after one year of employment.

   In connection with the spin-off on August 18, 2000, the investment balances of employees under the various ZDI defined contribution retirement plans were transferred to the Key3Media Events 401(k) Plan if their employment continued with the Company.

   The Company made contributions to the above noted plans of $1,106, $2,450 and $346 for the years ended December 31, 1998, 1999 and 2000, respectively.

12. Commitments and Contingencies

   On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $9,000 as of December 31, 2000, and that this balance is increasing. On June 19, 2000 GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33,000 on a variety of different legal theories plus additional damages for lost future profits of $20,000. This litigation is in the early stages of discovery. Management and counsel believe that these claims are excessive and lack merit and intend to vigorously defend against them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. On August 18, 2000, the agreement with GES was terminated by Key3Media Events pursuant to a 60 day notice of termination delivered by Key3Media Events to GES on June 19, 2000.

   In connection with its spin-off from ZDI, the Company and its subsidiaries have received an indemnification from ZDI against all liabilities not related to its businesses, including the class actions and derivative litigation filed against ZDI discussed in the Company's Registration Statement on Form S-1 (No.333-36828).

   The Company and its subsidiaries are subject to various other claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the Company's financial position, results of operations or cash flows.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


13. Operating Lease Commitments

 Operating Leases and Sublease Arrangements

   Following is a schedule of future minimum lease payments under operating leases and under sublease arrangements that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2000 (in thousands):

                                                              Operating Sublease
                                                              --------- --------
   Years ending December 31:.................................
     2001....................................................  $ 5,442   $1,722
     2002....................................................    5,249    1,590
     2003....................................................    2,858      169
     2004....................................................    2,346      --
     2005....................................................    2,347      --
     Thereafter..............................................    4,199      --
                                                               -------   ------
                                                               $22,441   $3,481
                                                               =======   ======

   Rent expense amounted to approximately $4,779, $4,469 and $5,026 for the years ended December 31, 1998, 1999, and 2000, respectively.

   Included in cost of production is the rental fee for venues that hold our exhibits. The agreements related to these rental arrangements generally permit cancellations and require a termination fee based on the cancellation date. The rental fee amount for each of the three years ended December 31, 2000 approximated $6,000.

                             KEY3MEDIA GROUP, INC.

                    (in thousands, except per share amounts)


14. Financial Information by Industry Segment and Geographic Area

   The Company had adopted SFAS No. 131, "Disclosure about Segment of an Enterprise and Related Information" ("SFAS No. 131"), which was effective for the year ended December 31, 1998.

   The Company operates in one business segment--the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

   Financial information by geographic areas is as follows:

                                                  Year Ended December 31,
                                               --------------------------------
                                                  1998       1999       2000
                                               ----------  --------  ----------
   Net revenues:
     North America............................ $  249,457  $234,412  $  273,502
     Europe...................................     15,525    12,307      11,964
     Far East.................................      4,153     4,692       1,435
                                               ----------  --------  ----------
       Total.................................. $  269,135  $251,411  $  286,901
                                               ==========  ========  ==========
   Other income (expense):
     North America............................ $  (41,254) $ (7,506) $  (36,237)
     Europe...................................        486      (132)        116
     Far East.................................        354       149           9
                                               ----------  --------  ----------
       Total.................................. $  (40,414) $ (7,489) $  (36,112)
                                               ==========  ========  ==========
   Total assets:
     North America............................ $  994,443  $956,283  $1,048,772
     Europe...................................     16,973    13,025      15,975
     Far East.................................      3,110     2,256         586
                                               ----------  --------  ----------
       Total.................................. $1,014,526  $971,564  $1,065,333
                                               ==========  ========  ==========

15. Selected Quarterly Financial Data (unaudited)

   The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                               2000 Quarter ended
                                    ------------------------------------------
                                    March 31  June 30 September 30 December 31
                                    --------  ------- ------------ -----------
   Revenue......................... $ 21,147  $93,916   $60,531     $111,307
   Gross Margin....................   12,735   68,432    43,865       83,372
   Net Income (loss)...............  (13,760)  15,149    (2,099)       9,272
   Basic and diluted net income
    (loss) per share............... $  (0.26) $  0.28   $ (0.04)    $   0.14

                                               1999 Quarter ended
                                    ------------------------------------------
                                    March 31  June 30 September 30 December 31
                                    --------  ------- ------------ -----------
   Revenue......................... $ 18,968  $74,066   $62,127     $ 96,250
   Gross Margin....................   10,911   52,752    42,968       70,649
   Net Income (loss)...............  (13,947)  11,339    12,607       15,990
   Basic and diluted net income
    (loss) per share............... $  (0.26) $  0.21   $  0.24     $   0.30

                                    Schedule

                       Valuation and Qualifying Accounts

                                 (in thousands)

                            Balance at  Additions             Balance at
                           Beginning of Charged to              End of
                              Period     Expense   Deductions   Period
                           ------------ ---------- ---------- ----------
Year ended December 31,
 1998
Allowance for doubtful
 accounts.................    $  478      $  553    $  (187)    $  844
Reserve for sales
 allowance................       217         315        --         532
                              ------      ------    -------     ------
  Total...................    $  695      $  868    $  (187)    $1,376
                              ======      ======    =======     ======

Year ended December 31,
 1999
Allowance for doubtful
 accounts.................    $  844      $3,307    $  (523)    $3,628
Reserve for sales
 allowance................       532         284       (560)       256
                              ------      ------    -------     ------
  Total...................    $1,376      $3,591    $(1,083)    $3,884
                              ======      ======    =======     ======

Year ended December 31,
 2000
Allowance for doubtful
 accounts.................    $3,628      $3,324    $(3,614)    $3,338
Reserve for sales
 allowance................       256       2,660     (2,692)       224
                              ------      ------    -------     ------
  Total...................    $3,884      $5,984    $(6,306)    $3,562
                              ======      ======    =======     ======

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEY3MEDIA GROUP, INC.

                                          By:/s/ Peter B. Knepper______________

                                            Name:Peter B. Knepper______________

                                            Title:Executive Vice President and
                                             Chief
                                            Financial Officer

Date: March 30, 2001

                                          By:/s/ Ned S. Goldstein______________

                                            Name:Ned S. Goldstein______________

                                            Title:___ Executive Vice President,
                                            General Counsel and Secretary

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ned S. Goldstein, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                        Capacity                      Date
            ---------                        --------                      ----

      /s/ Fredric D. Rosen         Director, Chairman and Chief       March 30, 2001
_________________________________  Executive Officer
        Fredric D. Rosen           (Principal Executive
                                   Officer)

     /s/ Jason E. Chudnofsky       Director, Vice Chairman and        March 30, 2001
_________________________________  Chief Operating Officer
       Jason E. Chudnofsky

      /s/Edward A. Bennett         Director                           March 30, 2001
_________________________________
        Edward A. Bennett

     /s/ Pamela C. Alexander       Director                           March 30, 2001
_________________________________
       Pamela C. Alexander

       /s/ G. Andrea Botta         Director                           March 30, 2001
_________________________________
         G. Andrea Botta

        /s/ Eric Hippeau           Director                           March 30, 2001
_________________________________
          Eric Hippeau

      /s/ Ronald D. Fisher         Director                           March 30, 2001
_________________________________
        Ronald D. Fisher

       /s/ James F. Moore          Director                           March 30, 2001
_________________________________
         James F. Moore

                                   Director                           March   , 2001
_________________________________
         John A Pritzker

       /s/ Bruce M. Ramer          Director                           March 30, 2001
_________________________________
         Bruce M. Ramer

     /s/ Michael B. Solomon        Director                           March 30, 2001
_________________________________
       Michael B. Solomon

       /s/ James A. Wiatt          Director                           March 30, 2001
_________________________________
         James A. Wiatt

      /s/ Peter B. Knepper         Executive Vice President           March 30, 2001
_________________________________  and Chief Financial Officer
        Peter B. Knepper           (Principal Financial and
                                   Accounting Officer)
