Form 10-Q
period 2001-03-31
KEY3MEDIA GROUP INC
filed 2001-05-14
CIK 1113674

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

                                March 31, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission File Number 1-16061

                             KEY3MEDIA GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                              95-4799962
      (State of Incorporation)         (I.R.S. Employer Identification No.)

   5700 Wilshire Blvd., Suite 325                     90036
           Los Angeles, CA                          (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (323) 954-6000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

  As of April 30, 2001, there were 65,043,000 shares of the Registrant's voting common stock, par value $0.01 per share, issued and outstanding. No shares of any other class of the capital stock of the Registrant are currently issued or outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                              TABLE OF CONTENTS



                                                                                                                      Page(s)
                                                                                                                      -------

Part I.   Financial Information
     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets as of December 31, 2000 and
              March 31, 2001 (Unaudited).....................................................................            3

              Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
              Ended March 31, 2000 and 2001..................................................................            4

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
              Ended March 31, 2000 and 2001..................................................................            5

              Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for
              The Three Months Ended March 31, 2001..........................................................            6

              Notes to Condensed Consolidated Financial Statements (Unaudited)...............................            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................................            13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................            17

Part II.  Other Information

     Item 1.  Legal
              Proceedings.................................................................................               18

     Item 6.  Exhibits and Reports on Form
              8-K.........................................................................................               18

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

  Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions, generally, and in the information technology industry in particular, the timing of our events and their popularity with exhibitors, capital expenditures and factors impacting our international operations. In addition, the Registration Statement on Form S-1 (File No. 333-36828) and the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 333-36828) that we filed with the SEC contain important cautionary statements and discuss many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position under the captions (i) in the case of the Form S-1, "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) in the case of the Form 10-K, "Item 1:
Business - Certain Factors That May Affect our Businesses." These statements and discussions are incorporated herein by reference.

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

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     December 31,              March 31,
                                                                         2000                    2001
                                                                --------------------    --------------------
                                                                                              (unaudited)
Assets
Current assets:
     Cash and cash equivalents..........................                  $  109,914              $  108,510
     Accounts receivable, net...........................                      80,254                  67,386
     Prepaid event expenses.............................                       4,958                  13,284
     Deferred income taxes.............................. .                     1,745                   1,745
     Other current assets...............................                       2,970                   3,363
                                                                --------------------    --------------------
          Total current assets..........................                     199,841                 194,288
Property and equipment, net.............................                      12,342                  13,468
Intangible assets, net..................................                     843,999                 836,250
Deferred financing costs and other assets...............                       9,151                   8,283
                                                                --------------------    --------------------
          Total assets..................................                  $1,065,333              $1,052,289
                                                                ====================    ====================
Liabilities and Shareholders' Equity

Current liabilities:
     Current maturities of long-term obligations........                  $    1,584              $    1,471
     Accounts payable...................................                       8,485                   3,920
     Accrued  expenses..................................                      49,872                  14,640
     Deferred revenue...................................                      97,886                 146,417
     Other current liabilities..........................                      14,887                   9,154
                                                                --------------------    --------------------
          Total current liabilities.....................                     172,714                 175,602

Deferred income taxes...................................                      85,030                  85,030
Long-term obligations (net of current maturities).......                     367,081                 371,933
Other long-term liabilities.............................                       8,568                   8,536

Commitments and contingencies

Shareholders' equity:
     Common stock.......................................                         650                     650
     Additional paid-in-capital.........................                     422,171                 420,027
     Retained earnings..................................                      38,810                  14,827
     Accumulated comprehensive income (loss)............                      (3,836)                 (3,979)
     Deferred compensation..............................                     (25,855)                (20,337)
                                                                --------------------    --------------------
          Total shareholders' equity....................                     431,940                 411,188
                                                                --------------------    --------------------
          Total liabilities and shareholders' equity....                  $1,065,333              $1,052,289
                                                                ====================    ====================

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                               For the three months
                                                 ended March 31,
                                             2000               2001
                                          ---------          ----------
Net revenues............................  $  21,147          $    8,017

Operating expenses:
    Cost of production..................      8,412               3,094
    Selling, general and administrative.     20,730              24,677
    Stock based compensation............        131               3,159
    Depreciation and amortization.......      9,192               9,081
                                          ---------          ----------
                                             38,465              40,011
                                          ---------          ----------

Loss from operations....................   (17,318)             (31,994)
                                          ---------          ----------
Other income (expenses):
    Interest expense....................    (5,661)             (13,349)
    Interest income.....................        90                1,356
    Other income (expense), net.........        70                  (18)
                                          ---------          ----------
                                             (5,501)            (12,011)
                                          ---------          ----------
Loss before income taxes................    (22,819)            (44,005)
Income tax benefit......................     (9,059)            (20,022)
                                          ---------          ----------
                     Net loss...........   $(13,760)           $(23,983)
                                          =========          ==========

Basic and diluted net loss per share....   $  (0.26)           $  (0.37)
Shares used in computing basic and diluted
net loss per common share...............     53,358              65,012

                             See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                    For the three months
                                                                                       ended March 31,
                                                                                     2000           2001
                                                                                -------------- --------------
Cash flows from operating activities:
   Net loss..............................................................        $    (13,760)  $    (23,983)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization.......................................               9,192          9,081
     Stock-based compensation............................................                 131          3,159
     Non-cash interest expense...........................................                  --          6,059
     Loss on disposal of fixed asset.....................................                   1             --
     Foreign exchange (gain)/loss........................................                 (69)            93
     Deferred income taxes...............................................              (9,199)            --
   Changes in operating assets and liabilities:
     Accounts receivable.................................................               8,460         12,868
     Prepaid event expenses..............................................              (9,389)        (8,326)
     Other current assets................................................              (5,727)          (393)
     Other assets........................................................                 (58)            --
     Accounts payable....................................................              (5,780)        (4,565)
     Accrued expenses....................................................              (6,488)       (35,232)
     Deferred revenue....................................................              34,924         48,531
     Other liabilities...................................................               1,741         (5,765)
                                                                                -------------- --------------
   Total adjustments.....................................................              17,739         25,510
     Net cash provided by operating activities...........................               3,979          1,527
                                                                                -------------- --------------

Cash flows from investing activities:
   Purchase of property and equipment....................................                (481)        (2,551)
                                                                                -------------- --------------
     Net cash used in investing activities...............................                (481)        (2,551)
                                                                                -------------- --------------

Cash flows from financing activities:
   Net transactions with Softbank, ZDI and affiliates excluding non-cash
   transactions with affiliates..........................................                 755             --
   Increase/(decrease) in bank overdraft.................................               7,190             --
   Proceeds from the exercise of options to purchase common stock                          --            215
   Payment of long-term obligations......................................                  --           (452)
                                                                                -------------- --------------
     Net cash provided by (used in) financing activities.................               7,945           (237)
                                                                                -------------- --------------
Effects of exchange rate changes on cash.................................                 193           (143)
                                                                                -------------- --------------
Net increase (decrease) in cash and cash equivalents.....................              11,636         (1,404)
Cash and cash equivalents at beginning of period.........................               5,570        109,914
                                                                                -------------- --------------
Cash and cash equivalents at end of period...............................          $   17,206     $  108,510
                                                                                ============== ==============

Supplemental cash flow disclosures:
   Interest paid.........................................................          $    5,661     $    7,476
   Income taxes paid.....................................................                  --             --

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001
                                  (Unaudited)
                                (in thousands)


                                      Additional              Accumulated       Total
                              Common   paid-in     Retained  comprehensive  comprehensive    Deferred
                              stock    capital     earnings  income (loss)  income (loss)  compensation     Total
                             -------  ----------   --------  -------------  -------------  -------------  ---------
Balance at December 31,
    2000...................   $  650   $ 422,171  $  38,810  $    (3,836)                  $  (25,855)    $ 431,940
Proceeds from the exercise
    of options to purchase
    common stock...........        -         215          -             -                            -          215
Forfeiture of stock
    options....................    -     (1,432)          -             -                        1,432            -
Adjustment in fair value of
    options requiring variable
    accounting ............        -       (927)          -             -                          927            -
Amortization of deferred
    compensation...........        -           -          -             -                        3,159        3,159
Foreign currency
    translation adjustment.....    -           -          -         (143)          (143)             -        (143)
Net loss...................        -           -   (23,983)             -       (23,983)             -     (23,983)
                             -------  ----------  ---------  -------------  -------------  -------------  ---------
Balance at March 31, 2001..   $  650   $ 420,027  $  14,827  $    (3,979)    $  (24,126)   $  (20,337)    $ 411,188
                             =======  ==========  =========  =============  =============  =============  =========



                            See accompanying notes.

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

  These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the audited consolidated financial statements contained therein.

  The Company is a leading producer of business-to-business events, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe, Mexico and Australia.

  In March 2000, Ziff-Davis Inc. ("ZDI"), announced its decision to recapitalize and spin-off its trade show and conference business to the holders of ZDI's ZD common stock as part of a comprehensive restructuring. On August 18, 2000, ZDI completed the spin-off of the Company, which had been formed in 2000 to hold ZDI's trade show and conference business. In addition to the 53,358 shares of the Company's common stock that were issued to holders of ZD common stock in the spin-off, the Company raised approximately $75,000 through the issuance of zero coupon senior debentures with detachable warrants and raised approximately $70,000 through the sale of 11,642 common shares of its common stock for $6 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330,000 from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382,000 of existing indebtedness and to fund a $43,000 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

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

  The Company recorded $0 and $2,209 for centralized administrative charges from ZDI for the three months ended March 31, 2001 and 2000, respectively.

                             KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (in thousands, except per share amounts)


2.  Computation of Net Income (Loss) Per Share

  Basic net income per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000.

  Diluted earnings per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000 plus the dilutive effect of stock options and warrants, calculated using the treasury method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been antidilutive.


3.  Comprehensive Loss

  The components of comprehensive loss were as follows:

                                                                    For the three months
                                                                      ended March 31,
                                                              -------------------------------
                                                                  2000               2001
                                                              ------------       ------------
Net loss..................................................    $   (13,760)       $   (23,983)
  Other comprehensive adjustment:
  Foreign currency translation adjustment.................           (216)              (143)
                                                              ------------       ------------
Total comprehensive loss..................................    $   (13,976)       $   (24,126)
                                                              ============       ============

4.  Long-term Obligations

  Long-term Obligations consist of the following:
                                                                           March 31,
                                                              -------------------------------
                                                                  2000               2001
                                                              ------------       ------------

Note payable to Ziff-Davis, Inc.-related party............    $    382,002       $          -
Senior credit facility....................................               -            299,548
$75 million Zero coupon debentures, including accreted
    interest of $5,707 net of discount of $6,851..........               -             73,856
                                                              ------------       ------------
                                                                   382,002            373,404
Less current maturities...................................               -            (1,471)
                                                              ------------       ------------
Total                                                             $382,002           $371,933
                                                              ============       ============

                             KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (in thousands, except per share amounts)


4.  Long-term Obligations (continued)

  On August 3, 2000, the Company's wholly owned subsidiary, Key3Media Events, entered into a credit facility with a syndicate of banks which consists of two term loan facilities and a revolving credit facility. The initial principal amount of the first term loan was $75,000 and it matures on August 3, 2005. The first term loan requires repayment quarterly in annual amounts equal to 10% of the original principal amount of the loan in the first year, 15% in the second year, 20% in the third year, 25% in the fourth year and the remaining 30% in the fifth and final year. The initial principal amount of the second term loan was $255,000 and it matures on August 3, 2006. The second term loan requires repayment in equal quarterly amounts during the final year of its term, subject to amortization of approximately 1% per year prior to the final year. Key3Media Events borrowed $330,000 under the term loan facilities on August 18, 2000. As of March 31, 2001, Key3Media Events has repaid a total of $30,452 in principal on these two term loan facilities. As a result of this prepayment, the above repayment amounts have been revised.

  The revolving credit facility commits the banks to lend up to $50,000 to Key3Media Events for general corporate purposes. Key3Media Events may borrow, repay and re-borrow under the revolving loan facility until August 3, 2005, at which time Key3Media Events must repay any amounts outstanding under the revolving credit facility. As of March 31, 2001, Key3Media Events has no amounts outstanding under the revolving credit facility.

  At Key3Media Events' election, loans under the credit facility bear interest at a margin over, (1) the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the London interbank offered rate, or LIBOR. The margin Key3Media Events pays will vary between 0.75% and 4.00% depending on
(a) what Key3Media Events chooses as its base rate and (b) the ratio of its total debt to EBITDA as defined in the credit facility agreement. At March 31, 2001, the effective interest rate for the Senior Credit Facility was 9.6%.

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

  On September 22, 2000, Key3Media Events entered in to a Rate Cap Transaction Agreement with a bank which eliminates its exposure to interest rate increases in LIBOR above 9.375% on $165,000 of borrowings under the credit facility. This agreement terminates on October 2,2001.

  On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75,000. The purchasers paid $72,938 for the debentures and the warrants described below. The principal amount of the debentures will accrete at a rate of 12% per year, compounded quarterly, for the first five years and 15% per year, compounded quarterly, after that. If our consolidated ratio of debt to EBITDA as defined in the debenture agreement in the previous four quarters is higher than 4.50:1.00, the accretion rate will increase by 1.25% until the ratio falls below 4.50:1.00 for the previous four quarters. The debentures will mature in seven years and nine months. Accreted interest calculated on an average annualized basis on the debentures was $5,707 as of March 31, 2001.

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

4.  Long-term Obligations (continued)

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

  The Company incurred interest expense to related parties for the three months ended March 31, 2001 and 2000 of $0 and $5,661, respectively.


5.  Stock Compensation

  The Company has granted options to purchase shares of its common stock with exercise prices ranging from $5.00 to $12.80. Certain options granted to employees who previously held options to purchase ZDI's ZD common stock or ZDNET common stock, or stock of Softbank Corp. are subject to the accounting treatment described in FIN 44 which requires recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation. Additionally, certain employees of the Company continue to hold options to purchase stock of Softbank Corp. and CNET Networks, Inc. (formerly ZDI and ZDNet).

  The Company recognized $3,159 and $131 in amortization of deferred compensation for the three months ended March 31, 2001 and 2000, respectively.

                             KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (in thousands, except per share amounts)

6.  Commitments and Contingencies

  On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $9,000 as of March 31, 2001. On June 19, 2000, GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33,000 on a variety of different legal theories plus additional damages for lost future profits of $20,000.

  On March 9, 2001, Key3Media Events filed an Amended Complaint that alleged a number of additional claims including violation of the Delaware Consumer Fraud Act and the Delaware Deceptive Trade Practices Act, as well as various business torts. On April 18, 2001, in response to Key3Media Events' Amended Complaint, GES filed an answer, counterclaim and jury demand. The filing alleged a number of additional counterclaims including violation of the Delaware Deceptive Trade Practices Act and unjust enrichment, as well as various equitable claims and business torts.

  On August 18, 2000, the agreement with GES was terminated by Key3Media Events pursuant to a 60 day notice of termination delivered by Key3Media Events to GES on June 19, 2000.

  This litigation is in the early stages of discovery. Management and counsel believe that GES' claims are excessive and lack merit and intend to vigorously defend against them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

7.  Segment Information

  The Company had adopted SFAS No. 131,"Disclosure about Segment of an Enterprise and Related Information" ("SFAS No. 131"), which was effective for the year ended December 31, 1998.

  The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

                             KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (in thousands, except per share amounts)


7.  Segment Information (continued)

  Financial information by geographic areas is as follows:


                                                            For the three months ended
                                                                     March 31,
                                                                2000           2001
                                                           -------------   -------------
Net revenues:
     North America.......................................       $ 20,481      $    7,423
     Europe..............................................            346             291
     Far East............................................            320             303
                                                           -------------   -------------
         Total...........................................       $ 21,147      $    8,017
                                                           =============   =============
Other income (expense):
     North America.......................................       $     --      $ (12,031)
     Europe..............................................             70              19
     Far East............................................             --               1
                                                           -------------   -------------
         Total...........................................       $     70      $ (12,011)
                                                           =============   =============
Total assets:
     North America.......................................       $974,234      $1,039,810
     Europe..............................................         12,818          12,109
     Far East............................................            914             370
                                                           -------------   -------------
         Total...........................................       $987,966      $1,052,289
                                                           =============   =============

7.  Subsequent Events

  On April 15, 2001, the Company filed a shelf registration with the Securities and Exchange Commission to periodically sell up to $375 million in debt securities, common and preferred stock, warrants, and depositary shares.

  On May 7, 2001, the Company announced that it has signed a nonbinding letter of intent to acquire all of SOFTBANK America Inc.'s interest in SOFTBANK Forums, Japan, Inc. ("SBFJ") in a stock-for-stock exchange. SOFTBANK America Inc. is principally owned by SOFTBANK Corp. of Japan, the beneficial owner of a majority of the outstanding common shares of the Company. The exact number of shares that the Company will issue has not yet been determined, but it is expected to be in the range of 2.5 to 3.0 million shares. SBFJ owns and operated tradeshows and conferences in Japan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion below should be read in conjunction with our historical consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods.

  The Company utilizes the term EBITDA in the following discussion. EBITDA represents income (or loss) before taxes plus depreciation and amortization, and interest expense net of interest income. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, or cash flows from operating activities as determined in accordance with GAAP, and should not be considered as a measure of liquidity. Our management believes EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other obligations and to fund our operations. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

  Our total revenue decreased $13.1 million, or 62.1%, to $8.0 million in the first quarter of 2001 from $21.1 million in the comparable period in 2000. Exhibitor services revenue decreased by $7.4 million, or 58.6%, to $5.3 million in the first quarter of 2001 from $12.7 million in the comparable period in 2000. This decrease can be attributable primarily to the timing of our Seybold Boston event, which was held in the first quarter of 2000 but was held in the second quarter of 2001, and several other smaller regional events held in the first quarter of 2000, that were either discontinued or postponed in 2001.

  Adjusting the results of operations for the three months ended March 31, 2000 to exclude the results for these events, exhibitor services revenue decreased $0.9 million, or 14.8%, to $5.3 million in the three months ended March 31, 2001 from an adjusted exhibitor service revenue of $6.2 million in the first quarter of 2000. This decrease was attributable to a $1.4 million decrease in exhibitor revenue related to floor space partially offset by $0.5 million increase in exhibitor revenue activity for management fee and other exhibitor service fee income at our trade shows and conferences in 2001 compared to 2000. The average rental rate per square foot paid by exhibitors decreased 9.0% to $30.06 in 2001 from an adjusted $33.02 in the comparable period in 2000. The events, which occurred in the first quarter of 2001, versus events occurring in the first quarter of 2000, were by design smaller in scope and size; consequently, they had lower attendance and a lower average rental rate per square foot paid by exhibitors.

In addition, net paid square footage decreased 47.4% in 2001 to 42,280 from an adjusted 80,446 in the comparable period in 2000. This decrease is primarily due to the repositioning of our Support Services event as a more focused offering. In 2000, the Support Services event was combined with our Custom Relationship Management event.

  Conference fees decreased $4.1, or 78.2%, to $1.1 million in the first quarter of 2001 from $5.2 million in the comparable period in 2000. This decrease was principally attributable to the timing of our Seybold Boston event and the discontinuance or postponement of several smaller regional events in 2001. Excluding the results of these events for the three months ended March 31, 2000, conference fees decreased $0.4 million or 23.5% to $1.1 million in 2001 compared to adjusted conference fees of $1.5 million in the comparable period in 2000. The number of participants at the conferences offered at our events decreased 33.1% to 1,356 in 2001 from an adjusted 2,028 in 2000. This decrease in participants was partially offset by a 14.5% increase in the average revenue per conference attendee in the first quarter of 2001 of $830 compared with the adjusted revenue per conference attendee of $725 in the comparable period in 2000.

  Advertising and sponsorship revenues decreased $1.7 million, or 50.3%, to $1.6 million in the first quarter of 2001 from $3.3 million in the comparable period in 2000. This decrease is primarily attributable to the timing of our Seybold Boston event and the discontinuance or postponement of several smaller regional events in 2001 partially offset by corporate sponsorship revenue earned for the first time in 2001. Excluding the results of these events for the three months ended March 31, 2000, advertising and sponsorship revenues increased $0.9 million or 133.8% to $1.6 million in 2001 compared to adjusted advertising and sponsorship revenues of $0.7 million in the comparable period in 2000.

  Costs of production decreased $5.3 million, or 63.2%, to $3.1 million in the first quarter of 2001 from $8.4 million in the comparable period in 2000. As a percentage of revenue, these costs represented 38.6% of revenue in 2001 compared to 39.8% in 2000. The decrease on an absolute basis can be attributable to the absence of the Seybold Boston event and the discontinuance or postponement of several smaller regional events in 2001. Adjusting the results of operations for these events for the three months ended March 31, 2000, costs of production were $3.1 million for both 2001 and 2000. Adjusted costs of production represents 37.7% of adjusted revenue of $8.3 million for the three months ended March 31, 2000. The decrease in the first quarter of 2001 as a percentage of our revenue compared to our adjusted results for the first quarter of 2000 reflects the fixed cost nature of our business.

  SG&A expenses increased $4.0 million, or 19.0%, to $24.7 million in the first quarter of 2001 from $20.7 million in the comparable period in 2000. As a percentage of revenue, SG&A represented 307.8% of revenue in the first quarter of 2001 compared to 98.0% in the comparable period in 2000. Excluding the results of Seybold Boston and the discontinuance or postponement of several smaller regional events for the three months ended March 31, 2000, SG&A represented 248.8% of adjusted revenue for the first quarter of 2000. These percentages are typically much higher during our first quarter than for our full year because of the seasonality of our events and revenues, most of which occur in the second and fourth quarters. The increase in SG&A on an absolute and percentage basis is primarily due to higher level of employment as well as increased use of temporary and contract labor at our business locations in Massachusetts and California and the addition of certain new senior managers in March of 2001.

  Noncash stock-based compensation increased $3.0 million to $3.1 million in 2001 from $0.1 in 2000. The higher amount in 2001 is due to additional expense arising from the issuance of options beginning in August 2000 with exercise prices less than the market value at their date of grant to certain of our employees.

  As a result of the foregoing, EBITDA decreased by $14.9 million, or 184.6% from a loss of $8.0 million in the first quarter of 2000 to a loss of $22.9 million in the same period in 2001. After adjusting to exclude the noncash stock-based compensation changes in both periods, adjusted EBITDA decreased by $11.9 million, or 149.5%, from a loss of $7.9 million in the first quarter of 2000 to a loss of $19.8 million in the same period in 2001. After further adjusting to exclude the results of Seybold Boston and the discontinuance or postponement of several smaller regional events from our results for the three months ended March 31, 2000, adjusted EBITDA decreased by $4.3 million, or 27.8%, from a loss of $15.5 million in the first quarter of 2000 to a loss of $19.8 million in the same period in 2001

  Depreciation and amortization decreased $0.1 million, or 1.2%, to $9.1 million in the first quarter of 2001 from $9.2 million in the comparable period in 2000.

  The provision for income tax benefit increased $10.9 million, or 121.0%, to $20 million in the first quarter of 2001 from $9.1 million in the comparable period in 2000. The Company estimates the effective tax rate for the year ending 2001 will be 45.5% versus the annual estimated effective rate of 39.7% used in computing the benefit for the first quarter of 2000. Accordingly, the Company has recorded a benefit of 45.5% of the loss before income taxes for the first quarter of 2001.

  As a result of the foregoing, our net loss increased $10.2 million, or 74.3%, to $24.0 million in the first quarter of 2001 from $13.8 million in the comparable period in 2000.

Liquidity and Capital Resources

  As of March 31, 2001, our balance of cash and cash equivalents was $108.5 million. For the quarter, we met our liquidity needs principally through cash balances held by the Company and cash generated from operating activities. Net cash provided by operating activities was $1.5 million in the first quarter of 2001, compared to $4.0 million in the first quarter of 2000.

  Cash used for investing activities was $2.6 million in the first quarter of 2001, compared to $0.5 million in the first quarter of 2000. These activities primarily related to funding investments in property and equipment.

  We used $0.2 million in cash from financing activities in the first quarter of 2001, compared to cash provided of $7.9 million in the first quarter of 2000. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. As a result of these practices, we historically had a working capital deficit and low cash balances. Since April 13, 2000, we assumed responsibility for our cash management and treasury activities as if we were an independent company. At March 31, 2001, we had working capital of $18.7 million and cash and cash equivalents of $108.5 million. Unless we decide to prepay our borrowings, we do not expect to have material working capital deficits in the future.

  Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

  Capital expenditures for the three months ended March 31, 2001 were $2.6 million. We anticipate our capital expenditures for 2001 to total approximately $15 million, including $9 million for our new infrastructure initiatives, $3 million for replacements and upgrades of property and equipment, $2 million for expanded data center capacity and $1 million for tenant upgrades in our newly leased corporate headquarters in Los Angeles and existing facilities located in Needham, Massachusetts and Foster City, California.

  We have made substantial commitments for repayment of our term loans. We currently do not have any committed source of capital other than Key3Media Events' revolving credit facility. Up to $50.0 million is available to Key3Media Events and its subsidiaries under the revolving credit facility, subject to certain conditions. Under Key3Media Events' term loan facility, after adjusting for the $30 million of early repayments we have made, we have scheduled principal repayments in the following amounts: $1.14 million in 2001, $5.66 million in 2002, $18.23 million in 2003, $21.98 million in 2004, $131.41 million in 2005 and $121.13 million in 2006. However, Key3Media Events must prepay the term loans sooner if it sells assets not in the ordinary course of business, issues additional debt or has excess cash flow during the term of the loans.

  In addition, we currently believe we will be able to exercise our right to redeem the debentures before June 2002. If we redeem the debentures on this date, then the redemption price will be $93,552,000, which is comprised of $75,000,000 of principal and $18,552,000 of interest. If we redeem the debentures on their stated maturity date in May 2008, then the redemption price will be $203,364,000 which is comprised of $75,000,000 of principal and $128,364,000 of interest. We may also be required to redeem the debentures if we sell assets not in the ordinary course of business or issue additional debt.

  We also have to pay interest on Key3Media Events' term and revolving credit loans. Key3Media Events' term and revolving loans bear interest at floating rates. However, Key3Media Events entered into a rate cap transaction agreement with a bank which eliminates its exposure to interest rate increases in LIBOR above 9.375% on $165 million of borrowings under the credit facility. This agreement terminates in October 2001. Accordingly, our liquidity and financial condition are affected by changes in prevailing interest rates.

  On April 15, 2001, the Company filed a shelf registration with the Securities and Exchange Commission to periodically sell up to $375 million in debt securities, common and preferred stock, warrants, and depositary shares.

  On May 7, 2001, the Company announced that it has signed a nonbinding letter of intent to acquire all of SOFTBANK America Inc.'s interest in SOFTBANK Forums, Japan, Inc. ("SBFJ") in a stock-for-stock exchange. SOFTBANK America Inc. is principally owned by SOFTBANK Corp. of Japan, the beneficial owner of a majority of the outstanding common shares of the Company. The exact number of shares that the Company will issue has not yet been determined, but it is expected to be in the range of 2.5 to 3.0 million shares. SBFJ owns and operated tradeshows and conferences in Japan.

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

Seasonality

  Our revenue is seasonal, but our cash flows are stable. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (N+I, Las Vegas) and the fourth quarter (COMDEX Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in the current year may be held in a different quarter in future years.

Recent Accounting Pronouncements

  There are no recent accounting pronouncements that we believe will have a material effect on our financial statements or results of operations after adoption.

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

  Interest. We rely significantly on long-term floating rate debt in our capital structure. Our credit facility with a syndicate of banks requires that not less than $165.0 million of the facility be covered by interest rate cap agreements which eliminate our exposure to interest rate increases in LIBOR above 9.375%. Notwithstanding the preceding, a one percentage point increase in interest rates for our long-term floating rate debt would result in a reduction of pretax earnings and cash flows equal to $3.0 million.

                           PART II  OTHER INFORMATION

Item 1.   Legal Proceeding

  On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believes that GES is withholding commissions that it is required to pay to Key3Media Events under contract. The Company believes that GES owed Key3Media Events approximately $9 million as of March 31, 2001. On June 19, 2000, GES filed an answer, counterclaim and jury demand. Its counterclaim alleges that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES has asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company has received subsequent pleadings filed by GES alleging damages of approximately $33 million on a variety of different legal theories plus additional damages for lost future profits of $20 million.

  On March 9, 2001, Key3Media Events filed an Amended Complaint that alleged a number of additional claims including violation of the Delaware Consumer Fraud Act and the Delaware Deceptive Trade Practices Act, as well as various business torts. On April 18, 2001, in response to Key3Media Events' Amended Complaint, GES filed an answer, counterclaim and jury demand. The filing alleged a number of additional counterclaims including violation of the Delaware Deceptive Trade Practices Act and unjust enrichment, as well as various equitable claims and business torts.

On August 18, 2000, the agreement with GES was terminated by Key3Media Events pursuant to a 60 day notice of termination delivered by Key3Media Events to GES on June 19, 2000.

  The litigation is in the early stages of discovery. Management and counsel believe that GES' claims are excessive and lack merit and intends to vigorously defend against them. In management's opinion, this litigation is not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

  The Company and its subsidiaries are subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the Company's financial position, results of operations or cash flows.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

    3.1 Amended and Restated Certificate of Incorporation of Key3Media Group, Inc.*

    3.2 Amended and Restated By-Laws of Key3Media Group, Inc.*

    10 Letter of Intent to acquire SB Forums between Key3Media Group, Inc. and SOFTBANK America Inc. dated April 27, 2001.

    * Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (No. 333-36828)

(b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three months ended March 31, 2001.