Form 10-Q
period 2001-06-30
KEY3MEDIA GROUP INC
filed 2001-08-14
CIK 1113674

=========================
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 1-16061

                              KEY3MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                                       95-4799962
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


      5700 WILSHIRE BLVD., SUITE 325
      LOS ANGELES, CA                                                     90036
      (ADDRESS OF PRINCIPAL EXECUTIVE                                (ZIP CODE)
      OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 954-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of August 13, 2001, there was 65,063,000 shares of the Registrant's voting common stock, par value $0.01 per share, issued and outstanding. No shares of any other class of the capital stock of the Registrant are currently issued or outstanding.

                              KEY3MEDIA GROUP, INC.

                                TABLE OF CONTENTS


                                                                         Page(s)
                                                                         ------

Part I.   Financial Information

  Item 1.  Financial Statements:


       Condensed Consolidated Balance Sheets as of December 31, 2000
          and June 30, 2001 (Unaudited).............................         2

       Condensed Consolidated Statements of Operations for the
          Three and Six Months ended June 30, 2000 and 2001
          (Unaudited)...............................................         3

       Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 2000 and 2001
          (Unaudited)...............................................         4

       Condensed Consolidated Statement of Changes in Shareholders'
          Equity and Comprehensive Income for the Six Months Ended
          June 30, 2001 (Unaudited).................................         5

        Notes to Condensed Consolidated Financial Statements
          (Unaudited)...............................................         6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................        21

  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk.....................................................        26

Part II.    Other Information

  Item 1.  Legal Proceedings........................................        26

  Item 2.  Exhibits and Reports on Form 8-K.........................        27

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

     Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular, the timing of our events and their popularity with exhibitors, attendees and advertisers, technological changes and developments, competitors, capital expenditures and factors impacting our international operations. In addition, the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus Supplement dated June 22, 2001 that we filed with the SEC under Rule 424(b) relating to our 11.25% Senior Subordinated Notes Due 2001 and the section entitled "Item 1. Business - Certain Factors That May Affect our Business" in the Annual Report on Form 10-K for the year ended December 31, 2001 that we filed with the SEC contain important cautionary statements and discuss many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position. These statements and discussions are incorporated herein by reference.

     If there are any subsequent written or oral forward-looking statements made by us or any person acting on our behalf, they are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   DECEMBER 31,     JUNE 30,
                                                                       2000           2001
                                                                   -----------     -----------
                                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...............................      $   109,914     $    33,019
    Accounts receivable, net ................................           80,254          58,907
    Prepaid event expenses ..................................            4,958           8,274
    Deferred income taxes ...................................            1,745           1,745
    Other current assets ....................................            2,970           3,552
                                                                   -----------     -----------
        Total current assets ................................          199,841         105,497
Property and equipment, net .................................           12,342          15,428
Intangible assets, net ......................................          843,999         829,082
Deferred financing costs and other assets ...................            9,151          13,066
                                                                   -----------     -----------
        Total assets ........................................      $ 1,065,333     $   963,073
                                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations .............      $     1,584     $        --
    Accounts payable ........................................            8,485          11,888
    Accrued expenses ........................................           49,872          27,997
    Deferred revenue ........................................           97,886         108,077
    Other current liabilities ...............................           14,887           8,855
                                                                   -----------     -----------
        Total current liabilities ...........................          172,714         156,817

Deferred income taxes .......................................           85,030          85,030
Long-term obligations (net of current maturities) ...........          367,081         300,000
Other long-term liabilities .................................            8,568              81

Commitments and contingencies

Shareholders' equity:
     Common stock ...........................................              650             651
     Additional paid-in-capital .............................          422,171         418,770
     Retained earnings ......................................           38,810          22,234
     Accumulated comprehensive loss .........................           (3,836)         (3,966)
     Deferred compensation ..................................          (25,855)        (16,544)
                                                                   -----------     -----------
        Total shareholders' equity ..........................          431,940         421,145
                                                                   -----------     -----------
        Total liabilities and shareholders' equity ..........      $ 1,065,333     $   963,073
                                                                   ===========     ===========


                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       For the three months                  For the six months
                                                                            Ended June 30,                     ended June 30,
                                                                    ---------------------------         ---------------------------
                                                                       2000              2001              2000               2001
                                                                    ---------         ---------         ---------         ---------

Net revenues ...............................................        $  93,916         $ 115,656         $ 115,063         $ 123,673
Operating expenses:
    Cost of production .....................................           25,484            37,482            33,896            40,576
    Selling general and administrative .....................           26,790            27,989            47,520            52,666
    Stock based compensation ...............................              537             2,065               668             5,224
    Depreciation and amortization ..........................            9,263             9,685            18,455            18,766
                                                                    ---------         ---------         ---------         ---------
                                                                       62,074            77,221           100,539           117,232
                                                                    ---------         ---------         ---------         ---------
Income from operations .....................................           31,842            38,435            14,524             6,441
Other income (expenses):
    Interest expense .......................................           (7,008)          (11,989)          (12,669)          (25,338)
    Interest income ........................................              292             1,123               382             2,479
    Other income (expense), net ............................               (5)            6,656                65             6,638
                                                                    ---------         ---------         ---------         ---------
                                                                       (6,721)           (4,210)          (12,222)          (16,221)
                                                                    ---------         ---------         ---------         ---------
Income (loss) before income taxes and
    extraordinary item .....................................           25,121            34,225             2,302            (9,780)
Income tax provision (benefit) .............................            9,972            17,509               913            (2,513)
                                                                    ---------         ---------         ---------         ---------
Income (loss) before extraordinary loss
    on retirement of debt ..................................           15,149            16,716             1,389            (7,267)
Extraordinary loss on retirement of debt
    (net of tax benefit of $3,220) .........................               --            (9,309)               --            (9,309)
                                                                    ---------         ---------         ---------         ---------
         Net income (loss) .................................        $  15,149         $   7,407         $   1,389         $ (16,576)
                                                                    =========         =========         =========         =========
Net income (loss) per share - Basic:
Net  income (loss) before extraordinary item ...............        $    0.28         $    0.25         $    0.03         $   (0.11)
                                                                    ---------         ---------         ---------         ---------
Extraordinary loss on retirement of debt ...................               --             (0.14)               --             (0.14)
                                                                    ---------         ---------         ---------         ---------
Net income (loss) per share ................................        $    0.28         $    0.11         $    0.03         $   (0.25)
                                                                    =========         =========         =========         =========
Net income (loss) per share - Diluted:
Net income (loss) before extraordinary item ................        $    0.28         $    0.23         $    0.03         $   (0.11)
Extraordinary loss on retirement of debt ...................               --             (0.13)               --             (0.14)
                                                                    ---------         ---------         ---------         ---------
Net income (loss) per share ................................        $    0.28         $    0.10         $    0.03         $   (0.25)
                                                                    =========         =========         =========         =========
Shares used in computing basic
     net income  (loss) per share (see Notes
     2 and 5) ..............................................           53,358            66,035            53,358            65,521
Shares used in computing diluted
     net income  (loss) per share (See Notes
     2 and 5) ..............................................           53,358            72,680            53,358            65,521


                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          For the six months
                                                                                             ended June 30,
                                                                                        2000             2001
                                                                                     ----------       ----------
Cash flows from operating activities:
   Net income (loss) ...........................................................      $   1,389       $ (16,576)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss on retirement of debt ..................................             --          12,529
     Depreciation and amortization .............................................         18,455          18,766
     Stock-based compensation ..................................................            668           5,224
     Non-cash interest expense .................................................             --          11,431
     Loss on disposal of fixed asset ...........................................             61              --
     Foreign exchange (gain)/loss ..............................................            (64)             79
     Deferred income taxes .....................................................            773              --
   Changes in operating assets and  liabilities, net of effect from acquired company:
     Accounts receivable .......................................................           (394)         24,286
     Prepaid event expenses ....................................................         (8,966)         (1,301)
     Other current assets ......................................................            442            (409)
     Other assets ..............................................................            (78)           (505)
     Accounts payable ..........................................................         (5,974)          1,820
     Accrued expenses ..........................................................          5,593         (22,245)
     Deferred revenue ..........................................................         45,511             611
     Other liabilities .........................................................             88         (16,201)
                                                                                      ---------       ---------
   Total adjustments ...........................................................         56,115          34,085
     Net cash provided by operating activities .................................         57,504          17,509
                                                                                      ---------       ---------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................         (1,747)         (6,331)
   Net cash received in a business combination .................................             --           7,728
     Net cash provided by (used in) investing activities .......................         (1,747)          1,397
                                                                                      ---------       ---------
Cash flows from financing activities:
   Net transactions with Softbank, ZDI and affiliates excluding non-cash
     transactions with affiliates ..............................................          2,680             --
   Increase/(decrease) in bank overdraft .......................................          3,626             --
   Proceeds from the exercise of options to purchase common stock ..............             --             290
   Repayment of long-term obligations under credit facility ....................             --        (300,000)
   Retirement of zero coupon senior debentures and accreted interest ...........             --         (83,576)
   Proceeds from issuance of senior subordinated notes..........................             --         300,000
   Payment of costs associated with the issuance of long-term
     obligations ...............................................................             --         (12,425)
                                                                                      ---------       ---------
     Net cash provided by (used in) financing activities .......................          6,306         (95,711)
                                                                                      ---------       ---------
Effects of exchange rate changes on cash .......................................            (99)            (90)
                                                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents ...........................         61,964         (76,895)
Cash and cash equivalents at beginning of period ...............................          5,570         109,914
                                                                                      ---------       ---------
Cash and cash equivalents at end of period .....................................      $  67,534       $  33,019
                                                                                      =========       =========
Supplemental cash flow disclosures:
   Interest paid ...............................................................      $   5,661       $  22,331
   Income taxes paid ...........................................................             --              --
  Noncash Financing Activity:
   Additional  paid-in capital resulting from anticipated  stock issuance
     in connection with a busines acquired .....................................      $      --       $     397
Reduction in notes payable to affiliates as a result of bank borrowings
     retained by affiliates.....................................................      $     150       $      --



                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
           COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      ADDITIONAL               ACCUMULATED       TOTAL
                                            COMMON     PAID-IN     RETAINED   COMPREHENSIVE  COMPREHENSIVE   DEFERRED
                                            STOCK      CAPITAL     EARNINGS   INCOME (LOSS)  INCOME (LOSS) COMPENSATION  TOTAL
                                          ---------   ----------   ---------  -------------  ------------- ------------ --------
Balance at December 31,
  2000 ................................   $     650   $ 422,171    $  38,810    $  (3,836)                $ (25,855)   $ 431,940
Proceeds from the exercise
  of options to purchase
  common stock ........................           1         289           --           --                        --          290
Forfeiture of stock options ...........          --      (2,422)          --           --                     2,422           --
Adjustment in fair value of
     options requiring variable
     accounting .......................          --      (1,665)          --           --                     1,665           --
Amortization of deferred
     compensation .....................          --          --           --           --                     5,224        5,224
Common stock issued for business
     acquired (see Note 5) ............          --         397           --           --                        --          397
Foreign currency translation
     adjustment .......................          --          --           --         (130)         (13)          --         (130)
Net loss ..............................          --          --      (16,576)          --      (16,576)          --      (16,576)
                                          ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 2001 ..............   $     651   $ 418,770    $  22,234    $  (3,966)   $ (16,706)   $ (16,544)   $ 421,145
                                          =========   =========    =========    =========    =========    =========    =========

                             See accompanying notes

                                      -5-

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

     The Company is a leading producer of business-to-business events, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe, Japan, Mexico and Australia.

     In March 2000, Ziff-Davis Inc. ("ZDI") announced its decision to recapitalize and spin-off its trade show and conference business to the holders of ZDI's ZD common stock as part of a comprehensive restructuring. On August 18, 2000, ZDI completed the spin-off of the Company, which had been formed in 2000 to hold ZDI's trade show and conference business. In addition to the 53,358 shares of the Company's common stock that were issued to holders of ZD common stock in the spin-off, the Company raised approximately $75,000 through the issuance of zero coupon senior debentures with detachable warrants and raised approximately $70,000 through the sale of 11,642 shares of its common stock for $6 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330,000 from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382,000 of existing indebtedness and to fund a $43,000 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

     Prior to June 1, 2000, ZDI provided to the Company certain centralized administrative services including but not limited to, legal, tax and financial accounting, management information, telecommunications and human resources. Since June 1, 2000, the Company has provided these services for itself. Charges for the services provided by ZDI were generally based upon utilization; however, where measuring utilization was impractical, ZDI used percentages based upon headcount or revenue in determining charges for these services. Management of the Company believes the allocated cost of the centralized administrative services approximated the cost it would have incurred if it had obtained the same administrative services from unaffiliated third parties.

                              KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

     A portion of the cost of administrative services charged to the Company by ZDI included amounts for certain cash management and treasury activities. These activities included the investment of surplus cash and the issuance, repayment and repurchase of short-term and long-term debt. The Company generally remitted its cash receipts (other than receipts of foreign operations or operations that were not wholly owned) to ZDI, and ZDI generally funded the Company's cash disbursements (other than disbursements of foreign operations or operations that were not wholly owned), on a periodic basis. The cash funding described was accounted for within Division Capital and, upon the April 13, 2000 signing of a loan agreement with two banks, the Company assumed responsibility for its cash management and treasury activities.

     The Company recorded $0 and $2,490 for centralized administrative charges from ZDI for the six months ended June 30, 2001 and 2000, respectively.

     In June 2001, the Company refinanced its long-term obligations as described in Note 4.


2.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000. Additionally at June 30, 2001, the weighted average of the number of common shares outstanding includes the 2,955 shares that will be initially issued to SOFTBANK America Inc. ("SB America") in consideration for the Company's acquisition of SOFTBANK Forums Japan, Inc ("SB Forums") when the transaction is approved by the Company's shareholders at a special meeting on August 30, 2001, as more fully described in Note 5.

     Diluted net income (loss) per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000 and the initial issuance of shares to SB America Inc. in connection with the acquisition of SB Forums plus the dilutive effect of stock options and warrants, calculated using the treasury method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been antidilutive.

     A summary of the shares used to compute historical earnings per share is as follows:

                                                              For the three months       For the six months
                                                                 ended June 30,             ended June 30,
                                                            -----------------------     ---------------------
                                                                2000          2001        2000         2001
                                                            -----------------------     ---------------------
Net income (loss) .......................................     $ 15,149     $  7,407     $  1,389     $(16,576)
                                                              --------     --------     --------     --------
Weighted average common shares ..........................       53,358       66,035       53,358       65,521
                                                              --------     --------     --------     --------
Denominator for basic calculation .......................       53,358       66,035       53,358       65,521
                                                              --------     --------     --------     --------
Net income (loss) per share-basic .......................     $   0.28     $   0.11     $   0.03     $  (0.25)

Weighted average effect of anti-dilutive securities:
      Warrants ..........................................           --        2,752           --           --
      Stock options .....................................           --        3,893           --           --
                                                              --------     --------     --------     --------
Total weighted average effect of anti-dilutive securities:          --        6,645           --           --
                                                              --------     --------     --------     --------
Denominator for diluted calculation .....................       53,358       72,680       53,358       65,521
                                                              --------     --------     --------     --------
Net income (loss) per share-diluted .....................     $   0.28     $   0.10     $   0.03     $  (0.25)
                                                              ========     ========     ========     ========

                              KEY3MEDIA GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) were as follows:

                                               For the three months        For the six months
                                                  ended June 30,              ended June 30,
                                              ----------------------     -----------------------
                                                2000          2001         2000          2001
                                              --------      --------     --------      --------

Net income (loss) .......................     $ 15,149      $  7,407     $  1,389      $(16,576)
Other comprehensive adjustment:
   Foreign currency translation..........         (116)           13         (332)         (130)
                                              --------      --------     --------      --------
Total comprehensive income (loss)........     $ 15,033      $  7,420     $  1,057      $(16,706)
                                              ========      ========     ========      ========


4.  LONG-TERM OBLIGATIONS

    Long-term Obligations consist of the following:

                                                                   June 30,
                                                            ----------------------
                                                              2000          2001
                                                            --------      --------
Note payable to Ziff-Davis Inc.-related party ..........    $232,002      $     --
Notes payable to Banks .................................     150,000            --
11.25%, senior subordinated notes ......................          --       300,000
                                                            --------      --------
                                                             382,002       300,000
Less current maturities ................................          --            --
                                                            --------      --------
Total ..................................................    $382,002      $300,000
                                                            ========      ========

     On June 26, 2001, the Company issued $300,000 of unsecured senior subordinated notes (the "Notes") that mature on June 15, 2011. The Notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year. The net proceeds from the offering of the Notes were approximately $292,000, after deducting the underwriting discount and other sale expenses. These net proceeds and cash on hand, were used by the Company to repay its existing term loan bank borrowings and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from ZDI.

     The Notes may be redeemed beginning on June 15, 2006 at an initial redemption price of 105.625% of the principal amount, plus accrued and unpaid interest. The redemption price declines ratably each year after 2006 to 100% of their principal amount, plus accrued and unpaid interest to the redemption date, beginning on June 15, 2009. In addition, the Company may redeem a portion of the Notes in one or more redemptions prior to June 15, 2004 using certain equity proceeds as long as the aggregate principal amount of the Notes outstanding after each redemption is at least $195,000. The Notes are guaranteed by the Company's wholly owned subsidiary, Key3Media Events, Inc., as to principal, premium, if any, and interest. In addition, the Notes are subordinated to all of the Company's senior indebtedness (as defined) and will be structurally subordinated to all liabilities of the subsidiaries that do not guarantee the Notes. If the Company acquires or creates new subsidiaries, in most cases they will be required to guarantee the Notes. The Notes contain various financial covenants including, amongst other things, (i) limitations on dividends and other restricted payments, (ii) limitations on the incurrence of indebtedness, and (iii) limitations on sale or exchange of assets.

                              KEY3MEDIA GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Concurrent with the issuance of the Notes and repayment of existing term loan bank borrowings, the Company amended and restated its bank credit facility previously entered into on August 3, 2000 by eliminating the term loan facility and increasing the revolving credit facility with its syndicate of banks committing to lend up to $150,000 for general corporate purposes, which could include acquisitions. The Company may borrow, repay and re-borrow under the increased revolving loan facility until June 26, 2004, at which time it must repay any outstanding amounts. Loans under the Amended and Restated Credit Facility are guaranteed by the Company's wholly owned subsidiaries (other than foreign and unrestricted subsidiaries, as defined) and will be secured by substantially all of their assets.

     Subject to certain conditions, our new bank credit revolving credit facility does not prohibit us from borrowing on a term loan basis an aggregate principal amount of up to $200,000. These borrowings can be senior and can share in the collateral securing the revolving credit facility. In addition, we may be required to prepay any term loans under this part of the credit facility from the net cash proceeds of assets sales outside the ordinary course of our business, the net cash proceeds of additional debt and a portion of our excess cash flow (as defined in our amended and restated credit agreement). No lender has committed to lend us money under this provision.

     At the Company's election, loans under the Amended and Restated Credit Facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the Eurodollar rate (as defined). The margin that the Company must pay will vary between 1.00% and 3.25% depending on which rate the Company chooses as its base rate and the ratio of its total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains various financial covenants including, amongst other things, (i) limitations on dividends, (ii) limitations on the incurrence of indebtedness, (iii) limitations on sale or exchange of assets and (iv) maintenance of minimum leverage and interest coverage ratios.

     On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75,000. The purchasers paid $72,938 for the debentures and the warrants described below. The principal amount of the debentures accreted at a rate of 12% per year, compounded quarterly. The Company repurchased all of these outstanding debentures on June 26, 2001. As part of the redemption of the debentures, 523 warrants to purchase common shares of the Company's stock were cancelled. As of June 30, 2001, warrants to purchase 6,277 shares of the Company's common stock at $6.00 per share remain outstanding. Cashless exercise is permitted and the warrants expire on August 18, 2007.

     In connection with the repayment of all of its term loans and repurchase of all of the outstanding debentures on June 26, 2001, the Company recognized an extraordinary loss on retirement of debt of $9,309 (net of a tax benefit of $3,220) representing the write-off of unamortized debt issuance costs and unamortized debt discount recorded in August 2000.

     The Company incurred interest expense to related parties for the six months ended June 30, 2001 and 2000 of $0 and $11,619, respectively.


5.  BUSINESS COMBINATION

     On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from SB America all the outstanding equity shares of SB Forums for a purchase price equal to (i) ten times the EBITDA (as defined) of SB Forums for 2001 minus (ii) $450. The Company will pay the purchase price in shares of its common stock, which will be valued at $10 per share for this purpose. Because SB America owns a majority of the Company's common stock, under the rules of the New York Stock Exchange the issuance must be approved by the Company's shareholders. A special meeting of the Company's shareholders will be held to approve the transaction on August 30, 2001 and because SB America is entitled to vote it will be approved. Once this approval is obtained, the Company will initially issue 2,955 shares of its common stock to SB America, which is based on an estimate that SB Forums' EBITDA for 2001 will be $3,000. The number of shares issued will be adjusted when SB Forums' EBITDA for 2001 is finally determined. If that EBITDA is between $2,800 and $3,200 , no adjustment will be made.

                              KEY3MEDIA GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Because SB America owned in excess of fifty (50) percent of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company has recorded the acquisition as of its closing date. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares to be initially issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid in capital.

     Pro forma results of operations have not been presented because the effects of this acquisition were not material to the reported results.


6.  STOCK COMPENSATION

     The Company has granted options to purchase shares of its common stock with exercise prices ranging from $5.00 to $12.80. Certain options granted to employees who previously held options to purchase stock of ZDI, ZDNet, and Softbank Corp. are subject to the accounting treatment described in FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This accounting pronouncement requires, amongst other things, recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation.

     The Company recognized $5,224 and $668 in amortization of deferred compensation for the six months ended June 30, 2001 and 2000, respectively.


7.  COMMITMENTS AND CONTINGENCIES

     On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believed that GES was withholding commissions that it was required to pay to Key3Media Events under contract. The Company believed that GES owed Key3Media Events approximately $9,000 as of March 31, 2001. On June 19, 2000, GES filed an answer, counterclaim and jury demand. Its counterclaim alleged that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company received subsequent pleadings filed by GES alleging damages of approximately $33,000 on a variety of different legal theories plus additional damages for lost future profits of $20,000.

     On March 9, 2001, Key3Media Events filed an Amended Complaint that alleged a number of additional claims including breach of the Delaware Consumer Fraud Act and the Delaware Deceptive Trade Practices Act, as well as various business torts. On April 18, 2001, in response to Key3Media Events' Amended Complaint, GES filed an answer, counterclaim and jury demand. The filing alleged a number of additional counterclaims including breach of Delaware Deceptive Trade Practices Act and unjust enrichment and restitution, as well as other various business torts.

     In July 2001, the Chairman of the Company and the Chairman of Viad Corporation, the parent of GES, have agreed to end the litigation. As a result, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from the Company's balance sheet. As a result, the Company's second quarter 2001 other income (expense), net, includes an increase of approximately $6,700. The Company and GES are in the process of discussing possible future business relations.

                              KEY3MEDIA GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Our wholly owned subsidiary, Key3Media Events, leases office space in Needham, Massachusetts. The annual rental payments (net of operating expenses) for the space are approximately $1,400 and the occupancy of the space extends through 2006, subject to the terms and conditions of the lease. We have entered into a lease for new office space in Needham and intend to relocate our offices there in the fourth quarter of 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the existing space. Key3Media Events may be subject to a claim for liability in respect of its existing space.

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

                              KEY3MEDIA GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.  SEGMENT INFORMATION

     The Company had adopted SFAS No. 131, "Disclosure about Segment of an Enterprise and Related Information" ( "SFAS No. 131 "), which was effective for the year ended December 31, 1998.

     The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

     Financial information by geographic areas is as follows:

                                                    For the three months           For the six months
                                                        ended June 30,               ended June 30,
                                                  ------------------------      -------------------------
                                                     2000          2001            2000            2001
                                                  ---------      ---------      ---------       ---------
Net revenues:
   North America ...........................      $  93,396      $ 102,785      $ 113,877       $ 110,208
   Europe ..................................            520            629            866             920
   Far East ................................           --           12,242            320          12,545
                                                  ---------      ---------      ---------       ---------
      Total ................................      $  93,916      $ 115,656      $ 115,063       $ 123,673
                                                  =========      =========      =========       =========
Other income (expense):
   North America ...........................      $  (6,740)     $  (4,202)     $ (12,329)      $ (16,233)
   Europe ..................................             17             (1)           100              18
   Far East ................................              2             (7)             7              (6)
                                                  ---------      ---------      ---------       ---------
      Total ................................      $  (6,721)     $  (4,210)     $ (12,222)      $ (16,221)
                                                  =========      =========      =========       =========

                                                        As of June 30,
                                                  -------------------------
                                                     2000           2001
                                                  ----------     ----------
Total assets:
   North America ...........................      $1,011,248     $  937,887
   Europe ..................................          13,189         12,481
   Far East ................................           1,281         12,705
                                                  ----------     ----------
      Total ................................      $1,025,718     $  963,073
                                                  ==========     ==========


9.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

     In connection with the issuance of the Company's $300,000 Notes, the Company's U.S.-based subsidiary, Key3Media Events, Inc., guaranteed the payment of principal, premium and interest on the Notes on a senior subordinated unsecured basis. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantor only and the subsidiary non-guarantors as a group as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001.

                              KEY3MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                DECEMBER 31, 2000

                                                                                        ELIMINATIONS
                                               PARENT                                        AND
                                               COMPANY     SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                ONLY        GUARANTOR    NON-GUARANTORS   ENTRIES       CONSOLIDATED
                                            -----------    -----------   -------------- --------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............   $     4,777    $   101,714    $     3,423             --    $   109,914
   Accounts receivable, net .............            --         69,747         10,507             --         80,254
   Prepaid events expenses ..............            --          4,774            184             --          4,958
   Deferred tax asset ...................            --          1,745             --             --          1,745
   Other current assets .................         5,913          1,692          1,265         (5,900)         2,970
                                            -----------    -----------    -----------    -----------    -----------
       Total current assets .............        10,690        179,672         15,379         (5,900)       199,841
   Intercompany receivable ..............        96,534          5,613             --       (102,147)          --
   Property and equipment, net ..........            --         12,011            331             --         12,342
   Intangibles assets, net ..............            --        842,591          1,408             --        843,999
   Investment in subsidiaries ...........       398,018             --             --       (398,018)            --
   Other assets .........................   $     1,336    $     7,787    $        28    $        --    $     9,151
                                            -----------    -----------    -----------    -----------    -----------
       Total Assets .....................   $   506,578    $ 1,047,674    $    17,146    $  (506,065)   $ 1,065,333
                                            ===========    ===========    ===========    ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term
      obligations .......................   $        --    $     1,584    $        --    $        --    $     1,584
   Accounts payable .....................            --          7,467          1,018             --          8,485
   Accrued expenses .....................            --         51,373          4,399         (5,900)        49,872
   Deferred revenue .....................            --         91,512          6,374             --         97,886
   Other current liabilities ............            --         14,574            313             --         14,887
                                            -----------    -----------    -----------    -----------    -----------
       Total current liabilities ........            --        166,510         12,104         (5,900)       172,714
   Intercompany payable .................            --         96,134          6,013       (102,147)            --
   Deferred taxes .......................         1,750         83,280             --             --         85,030
   Long-term obligations (net of current
      Maturities) .......................        68,665        298,416             --             --        367,081
   Other long-term liabilities ..........            --          8,561              7             --          8,568
Shareholders' equity
   Common Stock .........................           650             --             --             --            650
   Additional paid in capital ...........       422,171        297,821          7,588       (305,409)       422,171
   Retained earnings ....................        38,810         97,339         (4,730)       (92,609)        38,810
   Other comprehensive income (loss) ....            --             --         (3,836)            --         (3,836)
   Deferred compensation ................       (25,468)          (387)            --             --        (25,855)
                                            -----------    -----------    -----------    -----------    -----------
       Total shareholders' equity .......       436,163        394,773           (978)      (398,018)       431,940
                                            -----------    -----------    -----------    -----------    -----------
       Total  liabilities & shareholders'
         equity .........................   $   506,578    $ 1,047,674    $    17,146    $  (506,065)   $ 1,065,333
                                            ===========    ===========    ===========    ===========    ===========

                              KEY3MEDIA GROUP, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                  JUNE 30, 2001

                                                                                           ELIMINATIONS
                                               PARENT                                          AND
                                               COMPANY      SUBSIDIARY      SUBSIDIARY    CONSOLIDATING
                                                 ONLY        GUARANTOR    NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                             -----------    -----------   --------------  -------------- ------------
ASSETS
Current Assets:
    Cash and cash equivalents ...........     $   5,174      $  16,585      $  11,260      $    --        $  33,019
    Accounts receivable, net ............          --           50,236          8,671           --           58,907
    Prepaid events expenses .............          --            7,968            306           --            8,274
    Deferred tax asset ..................          --            1,745           --             --            1,745
    Other current assets ................            49          1,762          1,741           --            3,552
                                              ---------      ---------      ---------      ---------      ---------
       Total current assets .............         5,223         78,296         21,978           --          105,497
    Intercompany receivable .............       307,905          5,285          1,391       (314,581)          --
    Property and equipment, net .........          --           14,932            496           --           15,428
    Intangibles assets, net .............          --          827,358          1,724           --          829,082
    Investment in subsidiaries ..........      (397,683)          --             --         (397,683)          --
    Other assets ........................        17,409            668            (11)          --           13,066
                                              ---------      ---------      ---------      ---------      ---------
       Total Assets .....................     $ 723,220      $ 926,539      $  25,578      $(712,264)     $ 963,073
                                              =========      =========      =========      =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term
        obligations .....................          --             --             --             --             --
    Accounts payable ....................          --            6,831          5,057           --           11,888
    Accrued expenses ....................        (4,028)        25,668          6,357           --           27,997
    Deferred revenue ....................          --          100,347          7,730           --          108,077
    Other current liabilities ...........          --            5,582          3,273           --            8,855
                                              ---------      ---------      ---------      ---------      ---------
       Total current liabilities ........        (4,028)       138,428         22,417           --          156,817
    Intercompany payable ................          --          308,828          5,753       (314,581)          --
    Deferred taxes ......................         1,750         83,280           --             --           85,030
    Long-term obligations (net of current
        maturities) .....................       300,000           --             --             --          300,000
    Other long-term liabilities .........          --               73              8           --               81
Shareholders' equity
    Common Stock ........................           651           --             --             --              651
    Additional paid in capital ..........       418,770        297,821          7,588       (305,409)       418,770
    Retained earnings ...................        22,234         98,496         (6,222)       (92,274)        22,234
    Other comprehensive income
        (loss) ..........................          --             --           (3,966)        (3,966)
    Deferred compensation ...............       (16,157)          (387)          --             --          (16,544)
                                              ---------      ---------      ---------      ---------      ---------
       Total shareholders' equity .......       425,498        393,930         (2,600)      (397,683)       421,145
                                              ---------      ---------      ---------      ---------      ---------
       Total liabilities & shareholders'
         equity .........................     $ 723,220      $ 926,539      $  25,578      $(712,264)     $ 963,073
                                              =========      =========      =========      =========      =========


                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                                                       ELIMINATIONS
                                                            PARENT                       SUBSIDIARY         AND
                                                           COMPANY       SUBSIDIARY         NON-       CONSOLIDATING
                                                             ONLY         GUARANTOR      GUARANTORS        ENTRIES     CONSOLIDATED
                                                          ---------      ----------      ----------    -------------   ------------
Net revenues .......................................      $      --       $ 112,254       $  14,204       $  (2,785)      $ 123,673
Operating Expenses:
      Cost of production ...........................             --          32,732           7,844              --          40,576
      Selling, general and administrative ..........            140          49,911           2,615              --          52,666
      Stock-based compensation .....................          5,224              --              --              --           5,224
      Depreciation and amortization ................             --          18,477             289              --          18,766
                                                          ---------       ---------       ---------       ---------       ---------
                                                              5,364         101,120          10,748              --         117,232
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from operations ......................         (5,364)         11,134           3,456          (2,785)          6,441
Other income (expenses)
      Interest expense .............................        (10,907)        (14,423)             (8)             --         (25,338)
      Interest income ..............................            157           2,315               7              --           2,479
      Intercompany activity ........................             --              --          (2,785)          2,785              --
      Other expense, net ...........................             --           6,691             (53)             --           6,638
                                                          ---------       ---------       ---------       ---------       ---------
                                                            (10,750)         (5,417)         (2,839)          2,785         (16,221)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
      extraordinary loss on retirement of
      debt .........................................        (16,114)          5,717             617              --          (9,780)
Income tax provision (benefit) .....................         (4,141)          1,469             159              --          (2,513)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary loss
      on retirement of debt ........................        (11,973)          4,248             458              --          (7,267)
Extraordinary loss on retirement of debt ...........         (4,268)         (5,041)             --              --          (9,309)
Equity in earnings (loss) of Subsidiaries ..........           (335)             --              --             335              --
                                                          ---------       ---------       ---------       ---------       ---------
Net income (loss) ..................................      $ (16,576)      $    (793)      $     458       $     335       $ (16,576)
                                                          =========       =========       =========       =========       =========


                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                                                                                         ELIMINATIONS
                                                            PARENT                       SUBSIDIARY           AND
                                                           COMPANY     SUBSIDIARY      NON-GUARANTORS    CONSOLIDATING
                                                            ONLY        GUARANTOR      [GRAPHIC OMITTED]    ENTRIES     CONSOLIDATED
                                                          ---------       ---------       ---------       ---------       ---------

Net revenues .......................................      $      --       $ 112,471       $   2,744       $    (152)      $ 115,063
Operating Expenses:
      Cost of production ...........................             --          31,886           2,010              --          33,896
      Selling, general and administrative ..........             --          45,399           2,121              --          47,520
      Stock-based compensation .....................             --             668              --              --             668
      Depreciation and amortization ................             --          18,286             169              --          18,455
                                                          ---------       ---------       ---------       ---------       ---------
                                                                 --          96,239           4,300              --         100,539
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from operations ......................             --          16,232          (1,556)           (152)         14,524
Other income (expenses): ...........................             --
      Interest expense .............................             --         (12,669)             --                         (12,669)
      Interest income ..............................             --             339              43              --             382
      Intercompany activity ........................             --            (152)             --             152              --
      Other expense, net ...........................             --              (1)             66              --              --
                                                          ---------       ---------       ---------       ---------       ---------
                                                                 --         (12,483)            109             152         (12,222)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
      extraordinary loss on retirement of
      debt .........................................             --           3,749          (1,447)             --           2,302
Income tax provision (benefit) .....................             --             949            (367)             --             913
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary loss
      on retirement of debt ........................             --           2,800          (1,411)      $      --           1,389
Extraordinary loss on retirement of debt ...........             --              --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Net income (loss) ..................................      $      --       $   2,800       $  (1,411)      $      --       $   1,389
                                                          =========       =========       =========       =========       =========

                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                                                                                        ELIMINATIONS
                                                            PARENT                        SUBSIDIARY         AND
                                                           COMPANY        SUBSIDIARY         NON-       CONSOLIDATING
                                                             ONLY         GUARANTOR       GUARANTORS       ENTRIES      CONSOLIDATED
                                                          ---------       ---------       ----------      ----------    ------------
Net revenues .......................................      $      --       $ 104,495       $  13,610       $  (2,449)      $ 115,656
Operating Expenses:
      Cost of production ...........................             --          29,841           7,641              --          37,482
      Selling, general and  administrative .........             65          26,548           1,376              --          27,989
      Stock-based compensation .....................          2,065              --              --              --           2,065
      Depreciation and amortization ................             --           9,497             188              --           9,685
                                                          ---------       ---------       ---------       ---------       ---------
                                                              2,130          65,886           9,205              --          77,221
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) from operations ......................         (2,130)         38,609           4,405          (2,449)         38,435
Other income (expenses):
      Interest expense .............................         (5,324)         (6,657)              8              --         (11,989)
      Interest income ..............................             55           1,068              --              --           1,123
      Intercompany activity ........................             --              --          (2,449)          2,449              --
      Other expense, net ...........................             --           6,691             (35)             --           6,656
                                                          ---------       ---------       ---------       ---------       ---------
                                                             (5,269)          1,102          (2,492)          2,449          (4,210)
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
      extraordinary loss on retirement of
      debt .........................................         (7,399)         39,711           1,913              --          34,225
Income tax provision (benefit) .....................           (176)         17,526             159              --          17,509
                                                          ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary loss
      on retirement of debt ........................         (7,223)         22,185           1,754              --          16,716
Extraordinary loss on retirement of debt ...........         (4,268)         (5,041)             --              --          (9,309)
Equity in earnings (loss) of Subsidiaries ..........         18,898              --              --         (18,898)             --
                                                          ---------       ---------       ---------       ---------       ---------
Net income (loss) ..................................      $   7,407       $  17,144       $   1,754       $ (18,898)      $   7,407
                                                          =========       =========       =========       =========       =========

                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                                                                                        ELIMINATIONS
                                                            PARENT                        SUBSIDIARY         AND
                                                           COMPANY        SUBSIDIARY         NON-       CONSOLIDATING
                                                             ONLY         GUARANTOR       GUARANTORS       ENTRIES      CONSOLIDATED
                                                          ---------       ---------       ----------      ----------    ------------

Net revenues .......................................       $     --        $ 92,298        $  1,409        $    209        $ 93,916
Operating Expenses:
      Cost of production ...........................                         23,946           1,538                          25,484
      Selling, general and administrative ..........             --          25,728           1,062              --          26,790
      Stock-based compensation .....................             --             537              --              --             537
      Depreciation and amortization ................             --           9,187              76              --           9,263
                                                           --------        --------        --------        --------        --------
                                                                 --          59,398           2,676              --          62,074
                                                           --------        --------        --------        --------        --------
Income (loss) from operations ......................             --          32,900          (1,267)            209          31,842
Other income (expenses):
      Interest expense .............................             --          (7,008)             --              --          (7,008)
      Interest income ..............................             --             267              25              --             292
      Intercompany activity ........................             --            (152)            361            (209)             --
      Other expense, net ...........................             --              (1)             (4)             --              (5)
                                                           --------        --------        --------        --------        --------
                                                                 --          (6,894)            382            (209)         (6,721)
                                                           --------        --------        --------        --------        --------
Income (loss) before income taxes and
      extraordinary loss on retirement
      debt .........................................             --          26,006            (885)             --          25,121
Income tax provision (benefit) .....................             --          10,039             (67)             --           9,972
                                                           --------        --------        --------        --------        --------
Income (loss) before extraordinary loss
      on retirement of debt ........................             --          15,967            (818)             --          15,149
Extraordinary loss on retirement of debt ...........             --              --              --              --              --
Net income (loss) ..................................       $     --        $ 15,967        $   (818)       $     --        $ 15,149
                                                           ========        ========        ========        ========        ========

                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                                        ELIMINATIONS
                                                            PARENT                        SUBSIDIARY         AND
                                                           COMPANY        SUBSIDIARY         NON-       CONSOLIDATING
                                                             ONLY         GUARANTOR       GUARANTORS       ENTRIES      CONSOLIDATED
                                                          ---------       ---------       ----------      ----------    ------------
Cash Flow from operating activities:
   Net income (loss) ..................................    $    --         $  2,800        $ (1,411)       $     --        $  1,389
   Adjustments  to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Depreciation and amortization ......................         --           18,286             169              --          18,455
   Stock-based compensation ...........................         --              668              --              --             668
   (Gain) loss on disposal of fixed assets ............         --               --              61              --              61
   Foreign exchange (gain) loss .......................         --               --             (64)             --             (64)
   Deferred income taxes ..............................         --              798             (25)             --             773
Changes in operating assets & liabilities:
   Accounts receivable ................................         --           (4,406)          4,012              --            (394)
   Prepaid events expenses ............................         --           (7,738)         (1,228)             --          (8,966
   Other current assets ...............................         --              909            (467)             --             442
   Other assets .......................................         --              (78)             --              --             (78)
   Accounts payable ...................................         --           (5,906)            (68)             --          (5,974)
   Accrued expenses ...................................         --            6,787          (1,194)             --           5,593
   Deferred revenue ...................................         --           42,484           3,027              --          45,511
   Other liabilities ..................................         --              359            (271)             --              88
                                                           -------         --------        --------        --------        --------
         Total adjustments ............................         --           52,163           3,952              --          56,115
                                                           -------         --------        --------        --------        --------
         Net cash provided by operating activities ....         --           54,963           2,541              --          57,504

Cash flows from investing activities:
   Purchase of property & equipment ...................         --           (1,710)            (37)             --          (1,747)
   Purchase of intangible assets ......................         --               --              --              --              --
                                                           -------         --------        --------        --------        --------
         Net cash used in investing activities ........         --           (1,710)            (37)             --          (1,747)

Cash flows from financing activities:
   Net transactions with Softbank, ZDI & affiliates
     excluding non-cash transactions with affiliates ..         --            3,646            (966)             --           2,680
   Increase (decrease) in bank overdraft ..............         --            3,626              --              --           3,626
                                                           -------         --------        --------        --------        --------
         Net cash  provided  by (used  in)
           financing activities .......................         --            7,272            (966)             --           6,306

Effects of exchange rate changes on cash ..............         --               --             (99)             --             (99)
Net increase in cash and cash equivalents .............         --           60,525           1,439              --          61,964
Cash and cash equivalents at the beginning of period ..         --            3,593           1,977              --           5,570
                                                           -------         --------        --------        --------        --------

Cash and cash equivalents at the end of period ........    $    --         $ 64,118        $  3,416        $     --        $ 67,534
                                                           =======         ========        ========        ========        ========

                              KEY3MEDIA GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                                                          ELIMINATIONS
                                                                PARENT                       SUBSIDIARY        AND
                                                               COMPANY      SUBSIDIARY          NON-      CONSOLIDATING
                                                                 ONLY        GUARANTOR       GUARANTORS      ENTRIES    CONSOLIDATED
                                                              ---------     ----------      -----------   ------------- ------------
Cash Flow from operating activities:
    Net income (loss) ...................................     $ (16,576)     $    (793)     $     458      $     335      $ (16,576)
    Adjustments  to reconcile  net income (loss) to
       net cash provided by (used in) operating
       activities:
       Extraordinary loss on retirement .................         5,745          6,784             --             --         12,529
       Depreciation and amortization ....................            --         18,477            289             --         18,766
       Stock-based compensation .........................         5,224             --             --             --          5,224
       Non-cash interest expense ........................        10,518            913             --             --         11,431
       Equity in earnings (loss) of subsidiaries ........           335             --             --           (335)            --
       Foreign exchange (gain) loss .....................            --             66             13             --             79
    Changes in operating  assets & liabilities,
    net of effect from acquired Company:
       Accounts receivable ..............................            --         19,511          4,775             --         24,286
       Prepaid events expenses ..........................            --         (3,194)         1,893             --         (1,301)
       Other current assets .............................         5,864            (70)        (6,203)            --           (409)
       Other assets .....................................            --           (579)            74             --           (505)
       Accounts payable .................................            --           (636)         2,456             --          1,820
       Accrued expenses .................................        (4,028)       (23,755)         5,538             --        (22,745)
       Deferred revenue .................................            --          8,835         (8,224)            --            611
       Other liabilities ................................            --        (17,480)         1,279             --        (16,201)
                                                              ---------      ---------      ---------      ---------      ---------
            Total Adjustments ...........................        23,658          8,872          1,890           (335)        34,085
                                                              ---------      ---------      ---------      ---------      ---------
            Net cash  provided  by  (used  in) operating
              operating activities ......................         7,082          8,079          2,348             --         17,509

Cash flows from investing activities:
    Purchase of property & equipment ....................            --         (6,151)          (180)            --         (6,331)
    Net cash received in a business combination .........            --             --          7,728             --          7,728
                                                              ---------      ---------      ---------      ---------      ---------
            Net cash  provided  by  (used  in)
              investing activities ......................            --         (6,151)         7,548             --          1,397

Cash flows from financing activities:
    Net transactions with affiliates excluding
       non-cash transactions with affiliates ............      (210,974)       212,943         (1,969)            --             --
    Increase (decrease) in bank overdraft ...............            --             --             --             --             --
    Proceeds  from  the  exercise  of  options  to
       purchase common stock ............................           290             --             --             --            290
    Repayment of long-term obligations under
       credit facility ..................................            --       (300,000)            --             --       (300,000)
    Retirement  of zero coupon  senior  debentures
       and accreted Interest ............................       (83,576)            --             --             --        (83,576)
    Borrowing under new credit facility .................       300,000             --             --             --        300,000
    Payment of costs  associated with the issuance
       of long- term obligations ........................       (12,425)            --             --             --        (12,425)
                                                              ---------      ---------      ---------      ---------      ---------
            Net cash  provided  by (used  in)
              financing activities ......................        (6,685)       (87,057)        (1,969)            --        (95,711)

Effects of exchange rate changes on cash ................            --             --            (90)            --            (90)
Net increase (decrease) in cash and cash
    equivalents .........................................           397        (85,129)         7,837             --        (76,895)
Cash and cash equivalents at the beginning of
    period ..............................................         4,777        101,714          3,423             --        109,914
                                                              ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at the end of period ..........     $   5,174      $  16,585      $  11,260      $      --      $  33,019
                                                              =========      =========      =========      =========      =========

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

     The Company utilizes the term EBITDA in the following discussion. EBITDA represents income before taxes plus depreciation and amortization, and interest expense net of interest income. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. The Company's management believes EBITDA provides meaningful additional information on its operating results and on its ability to service its long-term debt and other obligations and to fund its operations. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

     Management of the Company believes that the changes in revenues, net paid square footage of exhibit space and number of conference participants discussed below, including instances where increases are indicated, have been adversely affected by the continuing economic difficulties in the IT industry and by reductions in marketing and travel budgets throughout the IT industry in general.

     Our total revenue increased $21.7 million, or 23.1%, to $115.7 million in the second quarter of 2001 from $93.9 million in the comparable period in 2000. This increase is attributable in large part to two factors that impacted the second quarter of 2001 but not the second quarter of 2000: the timing of our Seybold Seminars Boston event, which was held in the first quarter of 2000 but was held in the second quarter of 2001, and the addition of operating results of SOFTBANK Forums Japan, Inc., ("SFI"), principally from its N+I Tokyo event. We acquired SFI on June 1, 2001. After adjusting revenue for the three months ended June 30, 2001 to exclude the effect of these items, our total revenue for this period would have been $97.9 million, an increase of $4.0 million, or 4.3% from the comparable period in 2000.

     Exhibitor services revenue increased by $20.5 million, or 37.1%, to $75.9 million in the second quarter of 2001 from $55.4 million in the comparable period in 2000. This increase is primarily attributable to the timing of our Seybold Seminars Boston event, the addition of operating results from SFI and higher event related revenue at our N+I Las Vegas event. Excluding the effects of Seybold Seminars Boston and SFI, exhibitor revenue for the second quarter of 2001 would have been $62.9 million, an increase of $7.5 million, or 13.5% from the comparable period in 2000. The average rental rate per square foot paid by exhibitors decreased 5.9% to $53.12 in the second quarter of 2001 from $56.43 in the comparable period in 2000. This decrease is primarily attributable to the inclusion of SFI's N+I Tokyo event in the average rental rate, which had an average rental rate of approximately $41.00 per square foot. Excluding N+I Tokyo and Seybold Seminars Boston, the average rental rate per square foot paid by exhibitors increased 2.2% to $57.65 in the second quarter of 2001. In addition, net paid square footage increased 37.7% in the second quarter of 2001 to 925,949 from 672,290 in the comparable period in 2000. This increase is primarily due to the timing of our Seybold Seminars Boston event and the addition of SFI's N+I Tokyo event. Excluding N+I Tokyo and Seybold Seminars Boston, net paid square footage decreased 3.4% in the second quarter of 2001 to 649,740.

     Conference fees decreased $2.7, or 8.8%, to $27.6 million in the second quarter of 2001 from $30.3 million in the comparable period in 2000. This decrease was principally attributable to the lower conference attendance at our N+I Las Vegas and Java One events, partially offset by the inclusion of Seybold Seminars Boston and SFI's N+I Tokyo event. Excluding the effects of N+I Tokyo and Seybold Seminars Boston, adjusted conference fees decreased $5.4 million, or 17.9% in the second quarter of 2001. The number of participants at our conferences decreased 11.6% to

17,169 in the second quarter of 2001 from 19,431 in the comparable period in 2000. This decrease in participants was partially offset by a 3.2% increase in the average revenue per conference participant in the second quarter of 2001 of $1,609 compared with $1,560 in the comparable period in 2000. Excluding the effects of the SFI's N+I Tokyo and our Seybold Seminars Boston events, the number of conference participants decreased to 13,177, or 32.2% in the second quarter of 2001 and the average revenue per conference participant increased to $1,887, or 20.9% in the second quarter of 2001.

     Advertising and sponsorship revenues increased $3.9 million, or 47.4%, to $12.1 million in the second quarter of 2001 from $8.2 million in the comparable period in 2000. This increase is primarily attributable to the inclusion in the second quarter of 2001 corporate sponsorship revenue, SFI's N+I Tokyo and our Seybold Seminars Boston events. Excluding these events, adjusted advertising and sponsorship revenues increased $2.0 million, or 24.1%, in the second quarter of 2001.

     Costs of production increased $12.0 million, or 47.1%, to $37.5 million in the second quarter of 2001 from $25.5 million in the comparable period in 2000. As a percentage of revenue, actual costs of production represented 32.4% of revenue in the second quarter of 2001 compared to 27.1% in the comparable period of 2000. The increase on a dollar basis is attributable to the timing of our Seybold Seminars event and the addition of SFI's operating results. Excluding Seybold Seminars and N+I Tokyo, costs of production increased $1.9 million, or 7.5%, in the second quarter of 2001.

     SG&A expenses increased $1.2 million, or 4.5%, to $28.0 million in the second quarter of 2001 from $26.8 million in the comparable period in 2000. As a percentage of revenue, SG&A expenses represented 24.2% of revenue in the second quarter of 2001 compared to 28.5% in the comparable period in 2000. The increase in SG&A expenses on a dollar basis is primarily due to higher levels of employment, increased use of temporary and contract labor and additional costs associated with being a public company.

     Noncash stock-based compensation increased $1.5 million to $2.1 million in 2001 from $0.5 million in 2000. The higher amount in the second quarter of 2001 is due to additional expense arising from the issuance of options beginning in August 2000 with exercise prices less than the market value at their date of grant to certain of our employees.

     As a result of the foregoing, EBITDA increased by $13.7 million, or 33.3%, to $54.8 million in the second quarter of 2001 from $41.1 million in the same period in 2000. After adjusting to exclude the noncash stock-based compensation charges in both periods, adjusted EBITDA increased by $15.2 million, or 36.5%, to $56.8 million in the second quarter of 2001 from $41.6 million in the same period in 2000. After adjusting to exclude the effects of SFI`s operations, the Seybold Seminars Boston event, the amount resulting from the GES agreement to settle and noncash stock-based compensation, adjusted EBITDA would have been $42.8 million in the second quarter of 2001, an increase of $1.1 million, or 2.7%, from actual EBITDA adjusted for noncash stock-based compensation in the comparable period in 2000.

     Depreciation and amortization increased $0.4 million, or 4.6%, to $9.7 million in the second quarter of 2001 from $9.3 million in the comparable period in 2000.

     Other income (expense) decreased $2.5 million, or 37.4%, to expense of $4.2 million from an expense of $6.7 million in this comparable period in 2000. The decrease is attributable to an increase in interest expense, net of $4.2 million offset by inclusion of $6.7 million of income from the GES agreement to settle in 2001.

     The provision for income tax increased $7.5 million, or 75.6%, to $17.5 million in the second quarter of 2001 from $10.0 million in the comparable period in 2000. The Company estimates that our effective tax rate for the year ending 2001 will be 25.7% compared to the annual estimated effective tax rate of 39.7% used in computing expense for the quarter ended June 30, 2000. Accordingly, the provision for income tax for the second quarter of 2001 was adjusted to reflect a provision of 25.7% of the income (loss) before income taxes and extraordinary item for the six months ended June 30, 2001.

     We recognized an extraordinary loss on retirement of debt of $9.3 million, net of tax benefit of $3.2 million, in the second quarter of 2001 in connection with our repayment of bank indebtedness and our repurchase of our zero coupon debentures on June 26, 2001. This amount represents the write-off of unamortized debt discount resulting from the original issuance of warrants with the zero coupon debentures and unamortized debt issuance costs.

     As a result of the foregoing, our net income decreased $7.7 million, or 51.1%, to $7.4 million in the second quarter of 2001 from $15.1 million in the comparable period in 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     Management of the Company believes that the changes in revenues, net paid square footage of exhibit space and number of conference participants discussed below, including instances where increases are indicated, have been adversely affected by the continuing economic difficulties in the IT industry and by reductions in marketing and travel budgets throughout the IT industry in general.

     Our total revenue increased $8.6 million, or 7.5%, to $123.7 million in the six months ended June 30, 2001 from $115.1 million in the comparable period in 2000. This increase is primarily attributable to the addition of SFI's operating results, principally from its N+I Tokyo event, from June 1, 2001, the date on which we acquired SFI. After adjusting revenue for the six months ended June 30, 2001 to exclude the effects of this item, our revenue for the period would have been $112.9, a decrease of $2.2 million, or 1.9%, from the comparable period in 2000.

     Exhibitor services revenue increased by $13.1 million, or 19.3%, to $81.2 million in the six months ended June 30, 2001 from $68.1 million in the comparable period in 2000. This increase is primarily attributable to the addition of operating results from SFI and higher event related revenue at our N+I Las Vegas event. Excluding the effects of SFI, adjusted exhibitor revenue for the six months ended June 30, 2001 would have been $72.6 million, an increase of $4.6 million, or 6.7%, from the comparable period in 2000. The average rental rate per square foot paid by exhibitors decreased 1.7% to $52.11 in the six months ended June 30, 2001 from $53.00 in the comparable period in 2000. This decrease is primarily attributable to the inclusion of SFI's N+I Tokyo event in 2001, which had an average rental rate of approximately $41.00 per square foot. Excluding the effects of N+I Tokyo, the average rental rate per square foot paid by exhibitors increased 4.2% to $55.23 in the six months ended June 30, 2001. In addition, net paid square footage increased 11.2% in the six months ended June 30, 2001 to 968,229 from 870,733 in the comparable period in 2000. This increases is primarily due to the addition of SFI's N+I Tokyo event. Excluding N+I Tokyo, net paid square footage decreased 12.3% in the six months ended June 30, 2001 to 763,329.

     Conference fees decreased $6.7 million, or 19.0%, to $28.7 million in the six months ended June 30, 2001 from $35.5 million in the comparable period in 2000. This decrease was principally attributable to the lower conference attendance at our N+I Las Vegas and Java One events, partially offset by the inclusion of SFI's N+I Tokyo event. Excluding the effect of N+I Tokyo, adjusted conference fees decreased $7.6 million, or 21.3% in the six months ended June 30, 2001. The number of participants at our conferences decreased 27.3% to 18,525 in the six months ended June 30, 2001 from 25,474 in the comparable period in 2000. This decrease in participants was offset by an 11.4% increase in the average revenue per conference participant in the six months ended June 30, 2001 of $1,552 compared with $1,393 in the comparable period in 2000. Excluding the effects of SFI's N+I Tokyo event, the number of conference participants decreased to 16,414, or 35.6% in the second quarter of 2001 and the average revenue per conference participant increased to $1,701, or 22.2% in the six months ended June 30, 2001.

     Advertising and sponsorship revenues increased $2.2 million, or 19.3%, to $13.7 million in the six months ended June 30, 2001 from $11.5 million in the comparable period in 2000. This increase is primarily attributable to the inclusion in the six months ended June 30, 2001 of SFI's N+I Tokyo event. Excluding this event, adjusted advertising and sponsorship revenues increased $0.8 million, or 7.1%, in the six months ended June 30, 2001.

     Costs of production increased $6.7 million, or 19.7%, to $40.6 million in the six months ended June 30, 2001 from $33.9 million in the comparable period in 2000. As a percentage of revenue, actual costs of production represented 32.8% of revenue in the six months ended June 30, 2001 compared to 29.5% in the comparable period of 2000. The increase on a dollar basis is primarily attributable to the addition of SFI's operating results for the six months ended June 30, 2001. Excluding SFI's operating results, costs of production increased $0.4 million, or 1.1% in the six months ended June 30, 2001.

     SG&A expenses increased $5.1 million, or 10.8%, to $52.7 million in the six months ended June 30, 2001 from $47.5 million in the comparable period in 2000. As a percentage of revenue, SG&A expenses represented 42.6% of revenue in the six months ended June 30, 2001 compared to 41.3% in the comparable period in 2000. The increase in SG&A expenses on a dollar basis is primarily due to higher levels of employment, increased use of temporary and contract labor and additional costs associated with being a public company.

     Noncash stock-based compensation increased $4.6 million to $5.2 million in the six months ended June 30, 2001 from $0.7 million in the comparable period in 2000. The higher amount in the six months ended June 30, 2001 is due to additional expense arising from the issuance of options beginning in August 2000 with exercise prices less than the market value at their date of grant to certain of our employees.

    As a result of the foregoing, EBITDA decreased by $1.2 million, or 3.6%, to $31.8 million in the six months ended June 30, 2001 from $33.0 million in the same period in 2000. After adjustments to exclude the effects of SFI's operations, the amount resulting from the GES agreement to settle and noncash stock-based compensation, adjusted EBITDA would have been $26.2 million in the six months ended June 30, 2001, a decrease of $7.5 million, or 22.3%, from actual EBITDA adjusted for noncash stock-based compensation in the comparable period of 2000 of $33.7 million.

     Depreciation and amortization increased $0.3 million, or 1.7%, to $18.8 million in six months ended June 30, 2001 from $18.5 million in the comparable period in 2000.

     Other income (expense) increased $4.0 million, or 32.7%, to expense of $16.2 million in the six months ended June 30, 2001 from expense of $12.2 million in the comparable period in 2000. The increase is attributable to an increase in interest expense, net of $10.6 million partially offset by inclusion of $6.7 million of income from the GES agreement to settle in 2001.

     The provision for income tax benefit increased $3.4 million, or 375.2%, to $2.5 million for the six months ended June 30, 2001 from an expense of $0.9 million in the comparable period in 2000. We estimate that our effective tax rate for the year ending 2001 will be 25.7% versus the annual estimated effective tax rate of 39.7% used in computing expense for the six months ended June 30, 2000. Accordingly, we have recorded a provision for income tax of 25.7% of the income (loss) before income taxes and extraordinary item for the six months ended June 30, 2001.

     We recognized an extraordinary loss on retirement of debt of $9.3 million, net of tax benefit of $3.2 million, in the second quarter of 2001 in connection with our repayment of our bank indebtedness and repurchase of our zero coupon debentures on June 26 2001. This amount represents the write-off of unamortized debt discount resulting from the original issuance of warrants with the zero coupon debentures and unamortized debt issuance costs.

     As a result of the foregoing, we had a net loss of $16.6 million for the six months ended June 30, 2001 compared to net income of $1.4 million in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2001, our balance of cash and cash equivalents was $33.0 million and we had negative working capital of $51.3 million. For the six months ended June 30, 2001, we met our liquidity needs principally through cash held by the Company and cash generated from operating activities. Net cash provided by operating activities was $17.5 million in the six months ended June 30, 2001, compared to $57.5 million in the comparable period in 2000.

     Net cash provided by investing activities was $1.4 million in the six months ended June 30, 2001, compared to cash used in investing activities of $1.7 million in the comparable period in 2000. During the first six months of 2001,we received $7.7 million of cash from the SFI acquisition and invested $6.3 million in property and equipment.

     We used $95.7 million in cash from financing activities in the six months ended June 30, 2001, compared to cash provided by financing activities of $6.3 million in the comparable period in 2000. These activities principally related to refinancing and retirement of indebtedness in 2001. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. Since April 13, 2000, we assumed responsibility for our cash management and treasury activities as if we were an independent company.

     Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

     On June 26, 2001, the Company issued $300,000 of unsecured senior subordinated notes (the "Notes") that mature on June 15, 2011. The Notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year. The net proceeds from the offering of the Notes were approximately $292,000, after deducting the underwriting discount and other sale expenses. These net proceeds and cash on hand were used by the Company to repay its existing term loan bank borrowings and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from ZDI.

     The Notes may be redeemed beginning on June 15, 2006 at an initial redemption price of 105.625% of the principal amount, plus accrued and unpaid interest. The redemption price declines ratably each year after 2006 to 100% of their principal amount, plus accrued and unpaid interest to the redemption date, beginning on June 15, 2009. In addition, the Company may redeem a portion of the Notes in one or more redemptions prior to June 15, 2004 using certain equity proceeds as long as the aggregate principal amount of the Notes outstanding after each redemption is at least $195,000. The Notes are guaranteed by the Company's wholly owned subsidiary, Key3Media Events, Inc. as to principal, premium, if any, and interest. In addition, the Notes are subordinated to all of the Company's senior indebtedness (as defined) and will be structurally subordinated to all liabilities of the subsidiaries that do not guarantee the Notes. If the Company acquires or creates new subsidiaries, in most cases they will be required to guarantee the Notes. The Notes contain various financial covenants including, amongst other things, (i) limitations on dividends and other restricted payments, (ii) limitations on the incurrence of indebtedness, and (iii) limitations on sale or exchange of assets.

     Concurrent with the issuance of the Notes and repayment of existing term loan bank borrowings, the Company amended and restated its bank credit facility previously entered into on August 3, 2000 by eliminating the term loan facility and increasing the revolving credit facility with its syndicate of banks committing to lend up to $150,000 for general corporate purposes, which could include acquisitions. The Company may borrow, repay and re-borrow under the increased revolving loan facility until June 26, 2004, at which time it must repay any outstanding amounts. Loans under the Amended and Restated Credit Facility are guaranteed by the Company's wholly owned subsidiaries (other than foreign and unrestricted subsidaries, as defined) and will be secured by substantially all of the their assets.

     Subject to certain conditions, our new bank credit revolving credit facility does not prohibit us from borrowing on a term loan basis an aggregate principal amount of up to $200,000. These borrowings can be senior and can share in the collateral securing the revolving credit facility. In addition, we may be required to prepay any term loans under this part of the credit facility from the net cash proceeds of assets sales outside the ordinary course of our business, the net cash proceeds of additional debt and a portion of our excess cash flow (as defined in our amended and restated credit agreement). No lender has committed to lend us money under this provision.

     At the Company's election, loans under the Amended and Restated Credit Facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the Eurodollar rate (as defined). The margin that the Company must pay will vary between 1.00% and 3.25% depending on which rate the Company chooses as its base rate and the ratio of its total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains various financial covenants including, amongst other things, (i) limitations on dividends, (ii) limitations on the incurrence of indebtedness, (iii) limitations on sale or exchange of assets and (iv) maintenance of minimum leverage and interest coverage ratios.

     On April 15, 2001, the Company filed a shelf registration with the Securities and Exchange Commission to periodically sell up to $375.0 million in debt securities, common and preferred stock, warrants, and depository shares. On June 26, 2001, the Company issued $300 million of the Notes under this registration statement.

     Based upon current and anticipated levels of operations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our amended and restated credit facility will be sufficient to enable us to meet our cash operating requirements, including rental payments, scheduled interest payments on debt and capital expenditures. We will, however, be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.


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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, which include performing required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Consequently, the Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, which include the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do not hedge our foreign currency rate risk.

     Currencies. We maintain operations, cash and other assets in Europe, Canada, Japan, Australia and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currencies and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

     Interest. Prior to June 26, 2001, we relied significantly on long-term floating rate debt in our capital structure. Our bank credit facility prior to its amendment and restatement in June 2001 required that not less than $165.0 million of the facility be covered by interest rate cap agreements which eliminated our exposure to interest rate increases in LIBOR above 9.375%. We repaid our borrowings under this credit facility on June 26, 2001. Our amended and restated credit facility does not have a similar requirement.


PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. for breach of contract in the United States District Court for the District of Massachusetts. The Company believed that GES was withholding commissions that it was required to pay to Key3Media Events under contract. The Company believed that GES owed Key3Media Events approximately $9 million as of March 31, 2001. On June 19, 2000, GES filed an answer, counterclaim and jury demand. Its counterclaim alleged that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company received subsequent pleadings filed by GES alleging damages of approximately $33 million on a variety of different legal theories plus additional damages for lost future profits of $20 million.

     On March 9, 2001, Key3Media Events filed an Amended Complaint that alleged a number of additional claims including breach of the Delaware Consumer Fraud Act and the Delaware Deceptive Trade Practices Act, as well as various business torts. On April 18, 2001, in response to Key3Media Events' Amended Complaint, GES filed an answer, counterclaim and jury demand. The filing alleged a number of additional counterclaims including breach of Delaware Deceptive Trade Practices Act and unjust enrichment and restitution, as well as other various business torts.

     In July 2001, the Chairman of the Company and the Chairman of Viad Corporation, the parent of GES, have agreed to end the litigation. As a result, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from the Company's balance sheet. As a result, the Company's second quarter 2001 other income (expense), net includes an increase of approximately $6.7 million. The Company and GES are in the process of discussing possible future business relations.

     Our wholly owned subsidiary, Key3Media Events, leases office space in Needham, Massachusetts. The annual rental payments (net of operating expenses) for the space are approximately $1.4 million and the occupancy of the space extends through 2006, subject to the terms and conditions of the lease. We have entered into a lease for new office space in Needham and intend to relocate our offices there in the fourth quarter of 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1.7 million greater than those under the existing space. Key3Media Events may be subject to a claim for liability in respect of its existing space.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     4.1 Amended and Restated Credit Agreement dated as of June 26, 2001 among Key3Media Group, Inc., Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, The Bank of New York, UBS Warburg LLC and certain lenders and guarantors named in the Agreement.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

    June 26, 2001 - Addition of exhibits to previously filed registration statement on Form S-3 (File Number 333-58808).

     June 26, 2001 - Description of SOFTBANK Forums Japan acquisition as of June 1, 2001, proposal to issue $300 million senior subordinated notes due 2011, execution of new facility lease agreement and operating results for four of our major events.

     June 11, 2001 - Revised audited consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 and as of December 31, 2000 and 1999, and unaudited consolidated financial statements for the quarters ended March 31, 2001 and 2000, and as of March 31, 2001 and 2000 in connection with the registration statement on Form S-3 and requirements pursuant to Rule 3-10 of Regulation S-X.