Form 10-Q
period 2001-09-30
KEY3MEDIA GROUP INC
filed 2001-11-14
CIK 1113674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16061

                             ---------------------

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

     As of November 12, 2001, there were 68,099,575 shares of the Registrant's voting common stock, par value $0.01 per share, issued and outstanding. No shares of any other class of the capital stock of the Registrant are currently issued or outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                               TABLE OF CONTENTS

                                                                               PAGE(S)
                                                                               -------
Part I.  Financial Information
     Item 1.     Financial Statements:
                 Condensed Consolidated Balance Sheets as of December 31,
                   2000 and September 30, 2001 (Unaudited)...................         3
                 Condensed Consolidated Statements of Operations for the
                   Three and Nine Months ended September 30, 2000 and 2001
                   (Unaudited)...............................................         4
                 Condensed Consolidated Statements of Cash Flows for the Nine
                   Months ended September 30, 2000 and 2001 (Unaudited)......         5
                 Condensed Consolidated Statement of Changes in Shareholders'
                   Equity and Comprehensive Income for the Nine Months ended
                   September 30, 2001 (Unaudited)............................         7
                 Notes to Condensed Consolidated Financial Statements
                   (Unaudited)...............................................         8
     Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................        26
     Item 3.     Quantitative and Qualitative Disclosures About Market
                   Risk......................................................        34
Part II.  Other Information
     Item 1.     Legal Proceedings...........................................        35
     Item 2.     Exhibits and Reports on Form 8-K............................        36

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

     Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular, the timing of our events and their popularity with exhibitors, attendees and advertisers, technological changes and developments, competitors, capital expenditures and factors impacting our international operations. In addition, the terrorist attacks on September 11, 2001 have adversely affected the economy generally and significantly decreased air travel in particular. These developments have and will continue to adversely affect participation and attendance at our events, although we are not able to quantify or reliably estimate the future impact that these matters may have on our businesses, results of operations or financial condition. See "Recent Development." The sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus Supplement dated June 22, 2001 that we filed with the SEC under Rule 424(b) relating to our 11.25% Senior Subordinated Notes Due 2001 and the section entitled "Item 1. Business -- Certain Factors That May Affect our Business" in the Annual Report on Form 10-K for the year ended December 31, 2001 that we filed with the SEC contain important cautionary statements and discuss many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position. These statements and discussions are incorporated herein by reference.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  109,914     $   27,988
  Accounts receivable, net..................................       80,254         40,498
  Prepaid event expenses....................................        4,958          8,798
  Deferred income taxes.....................................        1,745          1,745
  Other current assets......................................        2,970          2,878
                                                               ----------     ----------
          Total current assets..............................      199,841         81,907
Property and equipment, net.................................       12,342         19,111
Intangible assets, net......................................      843,999        939,726
Deferred financing costs and other assets...................        9,151         12,698
                                                               ----------     ----------
          Total assets......................................   $1,065,333     $1,053,442
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............   $    1,584     $       --
  Accounts payable..........................................        8,485         14,394
  Accrued expenses..........................................       49,872         34,319
  Deferred revenue..........................................       97,886         89,200
  Other current liabilities.................................       14,887          8,148
                                                               ----------     ----------
          Total current liabilities.........................      172,714        146,061
Deferred income taxes.......................................       85,030         86,623
Long-term obligations (net of current maturities)...........      367,081        410,000
Other long-term liabilities.................................        8,568             67
Commitments and contingencies
Shareholders' equity:
  Common stock..............................................          650            681
  Additional paid-in-capital................................      422,171        402,187
  Retained earnings.........................................       38,810         18,583
  Accumulated comprehensive loss............................       (3,836)        (4,132)
  Deferred compensation.....................................      (25,855)        (6,628)
                                                               ----------     ----------
          Total shareholders' equity........................      431,940        410,691
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $1,065,333     $1,053,442
                                                               ==========     ==========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2000        2001        2000       2001
                                                       ---------   ---------   --------   --------
                                                                       (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.........................................   $60,531     $51,483    $175,594   $175,156
Operating expenses:
  Cost of production.................................    16,666      17,842      50,562     58,418
  Selling, general and administrative................    25,694      26,439      73,214     79,105
  Stock based compensation...........................     2,776      (7,040)      3,444     (1,816)
  Depreciation and amortization......................     9,009      10,406      27,464     29,172
                                                        -------     -------    --------   --------
                                                         54,145      47,647     154,684    164,879
                                                        -------     -------    --------   --------
Income from operations...............................     6,386       3,836      20,910     10,277
Other income (expenses):
  Interest expense...................................   (10,849)     (9,780)    (23,518)   (35,118)
  Interest income....................................     1,072         257       1,454      2,736
  Other income (expense), net........................       (90)        (96)        (25)     6,542
                                                        -------     -------    --------   --------
                                                         (9,867)     (9,619)    (22,089)   (25,840)
                                                        -------     -------    --------   --------
Loss before income taxes and extraordinary item......    (3,481)     (5,783)     (1,179)   (15,563)
Income tax benefit...................................    (1,382)     (2,132)       (469)    (4,645)
                                                        -------     -------    --------   --------
Loss before extraordinary loss on retirement of
  debt...............................................    (2,099)     (3,651)       (710)   (10,918)
Extraordinary loss on retirement of debt (net of tax
  benefit of $3,220).................................        --          --          --     (9,309)
                                                        -------     -------    --------   --------
          Net loss...................................   $(2,099)    $(3,651)   $   (710)  $(20,227)
                                                        =======     =======    ========   ========
Net loss per share -- Basic and Diluted:
Net loss before extraordinary item...................   $ (0.04)    $ (0.05)   $  (0.01)  $  (0.16)
Extraordinary loss on retirement of debt.............        --          --          --      (0.14)
                                                        -------     -------    --------   --------
Net loss per share...................................   $ (0.04)    $ (0.05)   $  (0.01)  $  (0.30)
                                                        =======     =======    ========   ========
Shares used in computing basic and diluted net loss
  per share (see Notes 2 and 5)......................    58,731      68,054      55,149     66,375

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $    (710)    $ (20,227)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Extraordinary loss on retirement of debt................          --        12,529
    Depreciation and amortization...........................      27,464        29,172
    Stock based compensation................................       3,444        (1,816)
    Non-cash interest expense...............................       2,598        11,848
    Loss on disposal of fixed asset.........................          61            --
    Foreign exchange loss...................................          35           191
    Deferred income taxes...................................      (6,355)        1,593
  Changes in operating assets and liabilities, net of effect from acquired businesses:
    Accounts receivable.....................................       3,763        44,775
    Prepaid event expenses..................................      (7,744)         (901)
    Other current assets....................................        (568)          265
    Other assets............................................         (78)            6
    Accounts payable........................................      (3,874)        4,326
    Accrued expenses........................................      16,250       (16,502)
    Deferred revenue........................................      49,455       (25,533)
    Other liabilities.......................................       5,022       (16,922)
                                                               ---------     ---------
         Total adjustments..................................      89,473        43,031
                                                               ---------     ---------
         Net cash provided by operating activities..........      88,763        22,804
                                                               ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment........................      (4,477)      (12,108)
  Acquisitions of businesses, net of cash acquired..........          --      (106,242)
                                                               ---------     ---------
         Net cash used in investing activities..............      (4,477)     (118,350)
                                                               ---------     ---------
Cash flows from financing activities:
  Net transactions with Softbank, ZDI and affiliates
    excluding non-cash transactions with affiliates.........       7,170            --
  Increase in bank overdraft................................      (2,351)           --
  Proceeds from the exercise of options to purchase common
    stock...................................................          --           693
  Borrowings under credit facility..........................     330,000            --
  Proceeds from the issuance of zero coupon senior
    debentures with detachable warrants.....................      72,938            --
  Proceeds from the sale of common stock....................      69,851            --
  Payment of long-term obligations to ZDI and bank
    borrowings retained by ZDI..............................    (382,002)           --
  Repayment of long-term obligations under credit
    facility................................................     (10,000)     (300,000)
  Retirement of zero coupon senior debentures and accreted
    interest................................................          --       (83,576)
  Proceeds from issuance of senior subordinated notes.......          --       300,000
  Borrowings under revolving credit facility................          --       110,000
  Payment of dividend to ZDI................................     (42,998)           --
  Payment of costs associated with the issuance of long-term
    obligations.............................................      (8,962)      (12,975)
                                                               ---------     ---------
         Net cash provided by financing activities..........      33,646        14,142
                                                               ---------     ---------
Effects of exchange rate changes on cash....................          37          (522)
                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents........     117,969       (81,926)
Cash and cash equivalents at beginning of period............       5,570       109,914
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 123,539     $  27,988
                                                               =========     =========
                                See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Supplemental cash flow disclosures:
  Interest paid.............................................   $   5,661     $  22,618
  Income taxes paid.........................................          --           763
Non-cash Financing Activity:
  Issuance of common stock in a business acquisition........   $      --     $     397
  Capital contribution through payment of stock issuance
    costs by ZDI............................................       2,681            --
  Adjustment to deferred income tax.........................      32,027            --
  Issuance of common stock to ZDI...........................     305,846            --

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                 SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                         ADDITIONAL               ACCUMULATED        TOTAL
                                COMMON    PAID-IN     RETAINED   COMPREHENSIVE   COMPREHENSIVE     DEFERRED
                                STOCK     CAPITAL     EARNINGS       LOSS            LOSS        COMPENSATION    TOTAL
                                ------   ----------   --------   -------------   -------------   ------------   --------
                                                                      (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31,
  2000........................   $650     $422,171    $ 38,810      $(3,836)                       $(25,855)    $431,940
Proceeds from the exercise of
  options to purchase common
  stock.......................      1          692          --           --                              --          693
Forfeiture of stock options...     --       (2,841)         --           --                           2,841           --
Adjustment in fair value of
  options requiring variable
  accounting..................     --      (18,202)         --           --                          18,202           --
Amortization of deferred
  compensation................     --           --          --           --                          (1,816)      (1,816)
Common stock issued for
  business acquired (see Note
  5)..........................     30          367          --           --                              --          397
Foreign currency translation
  adjustment..................     --           --          --         (296)           (296)             --         (296)
Net loss......................     --           --     (20,227)          --         (20,227)             --      (20,227)
                                 ----     --------    --------      -------        --------        --------     --------
Balance at September 30,
  2001........................   $681     $402,187    $ 18,583      $(4,132)       $(20,523)       $ (6,628)    $410,691
                                 ====     ========    ========      =======        ========        ========     ========

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

     In March 2000, Ziff-Davis Inc. ("ZDI") announced its decision to recapitalize and spin-off its trade show and conference business to the holders of ZDI common stock as part of a comprehensive restructuring. On August 18, 2000, ZDI completed the spin-off of the Company, which had been formed in 2000 to hold ZDI's trade show and conference business. In addition to the 53,358 shares of the Company's common stock that were issued to holders of ZDI common stock in the spin-off, the Company raised approximately $75,000 through the issuance of zero coupon senior debentures with detachable warrants and raised approximately $70,000 through the sale of 11,642 shares of its common stock for $6 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330,000 from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382,000 of existing indebtedness and to fund a $43,000 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

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

     The Company recorded $0 and $2,490 for centralized administrative charges from ZDI for the nine months ended September 30, 2001 and 2000, respectively.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In June 2001, the Company refinanced its long-term obligations as described in Note 4.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination," (SFAS No. 141) and "Goodwill and Other Intangible Assets," (SFAS No. 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Certain amounts in the financial statements and notes thereto have been reclassified to conform to 2001 classifications.

2.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000. Additionally at September 30, 2001, the weighted average of the number of common shares outstanding includes 2,955 common shares initially issued to SOFTBANK America Inc. ("SB America") as consideration for the Company's acquisition of SOFTBANK Forums Japan, Inc ("SB Forums").

     Diluted net income (loss) per share is calculated using the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000 and the initial issuance of shares to SB America Inc. in connection with the acquisition of SB Forums plus the dilutive effect of stock options and warrants, calculated using the treasury method. These potentially dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been antidilutive.

     A summary of the shares used to compute historical earnings per share is as follows:

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                  2000        2001        2000       2001
                                                ---------   ---------   --------   ---------
Net loss......................................   $(2,099)    $(3,651)   $  (710)   $(20,227)
                                                 -------     -------    -------    --------
Weighted average common shares................    58,731      68,054     55,149      66,375
                                                 -------     -------    -------    --------
Denominator for basic calculation.............    58,731      68,054     55,149      66,375
                                                 -------     -------    -------    --------
Net loss per share -- basic...................   $ (0.04)    $ (0.05)   $ (0.01)   $  (0.30)
                                                 =======     =======    =======    ========

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                  2000        2001        2000       2001
                                                ---------   ---------   --------   ---------
Weighted average effect of anti-dilutive
  securities:
  Warrants....................................        --          --         --          --
  Stock.......................................        --          --         --          --
                                                 -------     -------    -------    --------
Total weighted average effect of anti-dilutive
  securities..................................        --          --         --          --
                                                 -------     -------    -------    --------
Denominator for diluted calculation...........    58,731      68,054     55,149      66,375
                                                 -------     -------    -------    --------
Net loss per share -- diluted.................   $ (0.04)    $ (0.05)   $ (0.01)   $  (0.30)
                                                 =======     =======    =======    ========

3.  COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                  2000        2001        2000       2001
                                                ---------   ---------   --------   ---------
Net loss......................................   $(2,099)    $(3,651)   $  (710)   $(20,227)
Other comprehensive adjustment:
  Foreign currency translation................       (32)       (166)      (364)       (296)
                                                 -------     -------    -------    --------
Total comprehensive loss......................   $(2,131)    $(3,817)   $(1,074)   $(20,523)
                                                 =======     =======    =======    ========

4.  LONG-TERM OBLIGATIONS

     Long-term Obligations consist of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
Senior credit facility......................................    $300,000       $     --
$75 million zero coupon debentures including accreted
  interest of $3,386, net of discount of $9,721.............      68,665             --
Borrowings under revolving credit facility..................          --        110,000
11.25%, senior subordinated notes...........................          --        300,000
                                                                --------       --------
                                                                 368,665        410,000
Less current maturities.....................................      (1,584)            --
                                                                --------       --------
Total.......................................................    $367,081       $410,000
                                                                ========       ========

     On June 26, 2001, the Company issued $300,000 of unsecured senior subordinated notes (the "Notes") that mature on June 15, 2011. The Notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year. The net proceeds from the offering of the Notes were approximately $292,000, after deducting the underwriting discount and other issuance expenses. These net proceeds and cash on hand, were used by the Company to repay its term loan bank borrowings under its senior bank credit facility and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from ZDI.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Notes may be redeemed beginning on June 15, 2006 at an initial redemption price of 105.625% of the principal amount, plus accrued and unpaid interest. The redemption price declines ratably each year after 2006 to 100% of their principal amount, plus accrued and unpaid interest to the redemption date, beginning on June 15, 2009. In addition, the Company may redeem a portion of the Notes in one or more redemptions prior to June 15, 2004 using certain equity proceeds as long as the aggregate principal amount of the Notes outstanding after each redemption is at least $195,000. The Notes are guaranteed by the Company's wholly owned subsidiaries, Key3Media Events, Key3Media Von Events Inc. and Key3Media BCR Events, Inc., as to principal, premium, if any, and interest. In addition, the Notes are subordinated to all of the Company's senior indebtedness (as defined) and will be structurally subordinated to all liabilities of the subsidiaries that do not guarantee the Notes. If the Company acquires new subsidiaries, in most cases they will be required to guarantee the Notes. The Notes contain various financial covenants including, amongst other things, (i) limitations on dividends and other restricted payments, (ii) limitations on the incurrence of indebtedness, and (iii) limitations on the sale or exchange of assets.

     Concurrent with the issuance of the Notes and repayment of existing term loan bank borrowings, the Company amended and restated its senior bank credit facility previously entered into on August 3, 2000 by eliminating the term loan facility and increasing the revolving credit facility with its syndicate of banks committing to lend up to $150,000 for general corporate purposes, which could include acquisitions. The Company may borrow, repay and re-borrow under the increased senior bank credit facility until June 26, 2004, at which time it must repay any outstanding amounts. Loans under the senior bank credit facility are guaranteed by the Company's wholly owned subsidiaries (other than foreign and unrestricted subsidiaries, as defined) and are secured by substantially all of their assets.

     Subject to certain conditions, our senior bank credit facility does not prohibit us from borrowing on a term loan basis an aggregate principal amount of up to $200,000. These borrowings can be senior and can share in the collateral securing senior bank credit facility. In addition, we may be required to prepay any term loans under this part of the senior bank credit facility from the net cash proceeds of assets sales outside the ordinary course of our business, the net cash proceeds of additional debt and a portion of our excess cash flow (as defined in our amended and restated credit agreement). No lender has committed to lend us money under this provision.

     At the Company's election, loans under the senior bank credit facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or (2) the Eurodollar rate (as defined). The margin that the Company must pay will vary between 1.00% and 3.25% depending on which rate the Company chooses as its base rate and the ratio of its total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the senior bank credit facility. The senior bank credit facility contains various financial covenants including, amongst other things, (i) limitations on dividends, (ii) limitations on the incurrence of indebtedness, (iii) limitations on the sale or exchange of assets and (iv) maintenance of minimum leverage and interest coverage ratios.

     In connection with the acquisition of certain tradeshow and conference assets in three separate transactions, as described in Note 5, the Company borrowed under its revolving credit facility $50,000 and $60,000 on September 5, 2001 and September 10, 2001, respectively.

     On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75,000. The purchasers paid $72,938 for the debentures and the warrants described below. The principal amount of the debentures accreted at a rate of 12% per year, compounded quarterly. As noted above, the Company repurchased all of these outstanding debentures on June 26, 2001. As part of the redemption of the debentures, 523 warrants to purchase common shares of the Company's stock were cancelled. As of September 30, 2001, warrants to purchase 6,277 shares of the Company's common stock at $6.00 per share remain outstanding. Cashless exercise is permitted and the warrants expire on August 18, 2007.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In connection with the repayment of all of its term loans and repurchase of all of the outstanding debentures on June 26, 2001, the Company recognized an extraordinary loss on retirement of debt of $9,309 (net of a tax benefit of $3,220) representing the write-off of unamortized debt issuance costs and unamortized debt discount recorded in August 2000.

     The Company incurred interest expense to related parties for the nine months ended September 30, 2001 and 2000 of $0 and $15,522, respectively.

5.  BUSINESS COMBINATIONS

     On September 10, 2001, the Company, in three separate transactions, acquired: (i) the Next Generation Networks and Next Generation Ventures tradeshows and conferences (the "NGN Assets"), (ii) the Opticon and VoiceCon tradeshows and conferences and the Business Communications Review magazine (the "BCR Assets"); and (iii) the Voice on the Net Conferences and Session Initiation Protocol Summits (collectively, the "Pulver Assets"). Each of the BCR Assets and the NGN Assets relate to events that target the networking industry while the Pulver Assets relate to events that target the networking and Internet Protocol communications industries. The Company acquired these assets to strengthen its presence in the networking trade show and event business.

     In connection with each of these acquisitions, the initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreements) for the years 2000 and 2001 attributable to each group of assets acquired. For purposes of each acquisition closing, an estimate of 2001 EBITDA was used to calculate the estimated initial purchase price with a portion of this estimated initial purchase price placed into an escrow account pending final determination of the initial purchase price based upon audited financial results for 2001. Upon the final determination of the initial purchase price, the escrow amounts and additional amounts, if any, due each party will be distributed as required by the purchase agreements. The following table shows the estimated initial purchase price and the portion of the estimated initial purchase price currently held in escrow for each acquisition:

                                                 ESTIMATED
                                              INITIAL PURCHASE   AMOUNT IN
                                                   PRICE          ESCROW
                                              ----------------   ---------
NGN Assets..................................      $ 44,582        $ 4,458
BCR Assets..................................        13,765          1,377
Pulver Assets...............................        59,957          5,000
                                                  --------        -------
                                                  $118,304        $10,835
                                                  ========        =======

     In each of the NGN and BCR purchase agreements there is an incentive provision to increase the purchase price of the assets acquired. To the extent that (i) revenues for the year 2003 are greater than the average revenue for 2000 and 2001, and provided that (ii) the percentage that EBITDA bears to revenue for 2003 is not less than the comparable percentage of average revenue for 2000 and 2001, then additional purchase consideration will be due each seller. For the portion of revenue increase up to $3,000, the additional consideration will be the amount of the increase; for that portion of the revenue increase from $3,001 to $6,000 the additional consideration will be 1.25 times the amount of the increase; and for that portion of the increase from the above $6,000 the additional increase will be 1.5 times the amount of the increase.

     The Pulver asset purchase agreement includes provisions for purchase price adjustments in each of 2002, 2003 and 2004. In each instance, EBITDA for the year will be compared to the EBITDA attributable to the Pulver Assets for 2001 (the "Base EBITDA"). If the EBITDA for any such year exceeds the Base EBITDA, then the purchase price will increase by an amount equal to 50% of such excess multiplied by 8.75; conversely,

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

if the EBITDA for any such year is less than the Base EBITDA, then the purchase price will decrease by an amount equal to 50% of the shortfall multiplied by
8.75. Notwithstanding the foregoing, the maximum increase or decrease in purchase price for any year is $6,000 provided however, if the price increases as a result of the EBITDA for 2002, then the maximum increase or decrease will be $5,000 for each subsequent year.

     These acquisitions have been recorded using the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations do not include any revenues and expenses related to these acquisitions prior to the respective closing dates.

     The estimated initial purchase price related to the above acquisitions is allocated as follows:

Accounts receivable and prepaid expenses....................  $  3,004
Identifiable intangibles....................................    10,631
Goodwill....................................................   107,381
Accounts payable and accrued expenses.......................      (578)
Deferred revenue............................................    (7,268)
                                                              --------
Total cash paid.............................................   113,170
Working capital included in purchase price..................     5,134
                                                              --------
Estimated initial purchase price............................  $118,304
                                                              ========

     This estimated initial purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation has resulted in acquired identifiable intangible assets of $10,631, which are being amortized on a straight-line basis over 3 years. The resulting preliminary goodwill of $107,381 is not amortized but will be subjected to an annual impairment test in accordance with SFAS No. 142.

     On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from SB America all the outstanding equity shares of SB Forums for a purchase price equal to (i) ten times the EBITDA of SB Forums for 2001 minus (ii) $450. The Company paid the purchase price in shares of its common stock, which were valued at $10 per share for this purpose. The Company initially issued 2,955 shares of its common stock to SB America, which is based on an estimate that SB Forums' EBITDA for 2001 will be $3,000. The number of shares issued may be adjusted when SB Forums' EBITDA for 2001 is finally determined. If that EBITDA is between $2,800 and $3,200, no adjustment will be made.

     Because SB America owned in excess of fifty (50) percent of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company has recorded the acquisition as of its closing date. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares initially issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in-capital.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Following are the Company's unaudited pro forma results for the nine months ended September 30, 2000 and 2001, respectively, assuming the acquisitions described above occurred on January 1, 2000:

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net revenues................................................  $220,812   $194,141
Income (loss) before extraordinary loss.....................     3,060    (12,100)
Net income (loss)...........................................     3,060    (21,409)
Income (loss) before extraordinary loss per
  share -- diluted..........................................      0.05      (0.18)
Net income (loss) per share -- diluted......................      0.05      (0.31)

     These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000.

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

     For the three months ended September 30, 2001, the Company recognized the reversal of $7,040 of deferred compensation expense as a result of the fair value accounting treatment described in FIN 44. For the nine months ended September 30, 2001 and 2000, the Company recognized the reversal of $1,816 of deferred compensation expense and $3,444 in amortization expense of deferred compensation.

7.  COMMITMENTS AND CONTINGENCIES

     On March 17, 2000, Key3Media Events sued GES Exposition Services, Inc. ("GES") for breach of contract in the United States District Court for the District of Massachusetts. The Company believed that GES was withholding commissions that it was required to pay to Key3Media Events under contract. The Company believed that GES owed Key3Media Events approximately $9,000 as of March 31, 2001. GES counterclaimed alleging that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES alleged damages of approximately $33,000 on a variety of different legal theories plus additional damages for lost future profits of $20,000.

     In July 2001, the Chairman of the Company and the Chairman of Viad Corporation, the parent of GES, agreed to end the litigation. As a result, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from the Company's balance sheet. As a further result, the Company's second quarter 2001 other income (expense), net includes an increase of approximately $6,700. A stipulation of dismissal with prejudice evidencing the companies' agreement to end the litigation was filed with the court on October 19, 2001. The Company and GES are in the process of discussing possible future business relations.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On August 31, 2001, our wholly owned subsidiary, Key3Media Events, Inc., provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. We have entered into a lease for new office space in Needham and relocated to our new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group -- Massachusetts, LLC, the landlord under the prior lease sued Key3Media Events in the Superior Court County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgement interest and costs of suit. An answer to the complaint is due within 20 days of its service upon Key3Media Events.

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000 in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc., on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada countersued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to Comdex/Fall 2000 and over $2,000 arising from breaches related to Comdex/Fall 2001. The case is in discovery.

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

8.  SEGMENT INFORMATION

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

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  AS OF SEPTEMBER 30,
                                                                -----------------------
                                                                   2000         2001
                                                                ----------   ----------
Total assets:
  North America...........................                      $1,063,589   $1,042,238
  Europe..................................                          12,904        6,656
  Far East................................                             844        4,548
                                                                ----------   ----------
          Total...........................                      $1,077,337   $1,053,442
                                                                ==========   ==========

9.  SUBSEQUENT EVENTS

     On November 14, 2001, the Company announced that it entered into an agreement to amend its senior bank credit facility to avoid potential covenant problems under the facility. It also announced plans to raise at least $50,000 from the sale of convertible preferred or common stock. The Company must raise at least $50,000 in order for the amendment to the credit agreement to become effective. The Company received a commitment from a related party to purchase $25,000 of the convertible preferred stock which is conditioned, among other things, on the effectiveness of the amendment to the credit agreement. The amount of convertible preferred or common stock the Company sells will depend on market conditions. If the Company is not able to raise at least $50,000 from the sale of convertible preferred or common stock, it intends to seek other amendments or waivers of the covenants under its senior bank credit facility and to pursue other options to avoid covenant compliance problems which are likely to occur by the end of the first quarter of 2002.

     The amendment to the credit facility will replace existing covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that will require the maintenance of a ratio of pro forma EBITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5,000 ) of at least 1.1:1 and to limit its total senior debt to $110,000 (or $120,000 if $10,000 in principal amount of the Notes is exchanged for convertible preferred stock), its total debt to $410,000 and its annual capital expenditures to $15,000. The Company must also repay $30,000 of its outstanding borrowings under the credit facility with part of the proceeds from the sale of the convertible preferred stock and reduce the borrowing limit under the facility from $150,000 to $110,000 (or $120,000 if $10,000 in principal amount of the Notes is exchanged for convertible preferred stock). The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EBITDA for the last twelve months is more than $85,000, after which time the existing covenants will come back into effect.

     If our sale of convertible preferred stock to a related party closes as planned, we will grant that related party registration rights. We have filed a form of the Registration Rights Agreement as Exhibit 10.4.

     The convertible preferred stock is expected to have the following terms. The convertible preferred stock will be entitled to cash dividends when, as and if declared by the Company's board of directors at the annual rate of 5.5% of the applicable liquidation preference per share, and no more, which will accrue and be payable quarterly, in effect at the beginning of the relevant quarterly dividend period. The liquidation preference per share will initially be $25.00, but if the Company does not pay in cash the quarterly dividends on any dividend payment date, the liquidation preference per share will increase by the amount of such unpaid quarterly dividends per share. In addition, to these quarterly dividends, the convertible preferred stock will also be entitled to participate in any dividends or distributions paid on the common shares on an as converted basis. The convertible preferred stock will also vote together with the common stock on an as converted basis on all matters on which the common stock is entitled to vote. Each share of convertible preferred stock will be convertible at any time by the holder into a number of shares of common stock equal to the
(A) then accreted liquidation preference plus (B) any accrued and unpaid dividends multiplied by the ratio of the then conversion price over the than current market price, divided by the then current conversion price. The

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

conversion price will initially be $5.75 but will be subject to customary anti-dilution adjustments. The Company may redeem all or any part of the shares of convertible preferred stock at any time beginning on the third anniversary of their issue date at their accreted liquidation preference plus accrued but unpaid quarterly dividends for the then current dividend period plus a premium on the initial liquidation preference which is 3.5% in the first year in which the shares can be redeemed and declines ratably to zero after the fourth year in which they can be redeemed. The Company may also cause the convertible preferred stock to be converted into a number of shares of common stock equal to (A) the then accreted liquidation preferred plus (B) any accrued and unpaid dividend multiplied by the ratio of the then current market price, divided by the lower of (i) the current conversion price and (ii) 95% of the than current market price, at any time after the volume-weighted average of the closing price of the common stock for 60 consecutive trading days equals or exceeds 150% of the then current conversion price. The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EBITDA for the last twelve months is more than $85,000, after which time the existing covenants will come back into effect.

10.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

     The Company's U.S.-based subsidiaries, Key3Media Events, Key3Media Von Events, and Key3Media BCR Events, Inc. have guaranteed the payment of principal, premium and interest on the Company's $300,000 unsecured senior subordinated notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001.

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                                               ELIMINATIONS
                                       PARENT                                       AND
                                      COMPANY    SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                        ONLY     GUARANTOR    NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                      --------   ----------   --------------   -------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.........  $  4,777   $  101,714      $ 3,423         $      --      $  109,914
  Accounts receivable, net..........        --       69,747       10,507                --          80,254
  Prepaid events expenses...........        --        4,774          184                --           4,958
  Deferred tax asset................        --        1,745           --                --           1,745
  Other current assets..............     5,913        1,692        1,265            (5,900)          2,970
                                      --------   ----------      -------         ---------      ----------
          Total current assets......    10,690      179,672       15,379            (5,900)        199,841
  Intercompany receivable...........    96,534        5,613           --          (102,147)             --
  Property and equipment, net.......        --       12,011          331                --          12,342
  Intangibles assets, net...........        --      842,591        1,408                --         843,999
  Investment in subsidiaries........   398,018           --           --          (398,018)             --
  Other assets......................     1,336        7,787           28                --           9,151
                                      --------   ----------      -------         ---------      ----------
          Total assets..............  $506,578   $1,047,674      $17,146         $(506,065)     $1,065,333
                                      ========   ==========      =======         =========      ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     obligations....................  $     --   $    1,584      $    --         $      --      $    1,584
  Accounts payable..................        --        7,467        1,018                --           8,485
  Accrued expenses..................        --       51,373        4,399            (5,900)         49,872
  Deferred revenue..................        --       91,512        6,374                --          97,886
  Other current liabilities.........        --       14,574          313                --          14,887
                                      --------   ----------      -------         ---------      ----------
          Total current
            liabilities.............        --      166,510       12,104            (5,900)        172,714
  Intercompany payable..............        --       96,134        6,013          (102,147)             --
  Deferred taxes....................     1,750       83,280           --                --          85,030
  Long-term obligations (net of
     current maturities)............    68,665      298,416           --                --         367,081
  Other long-term liabilities.......        --        8,561            7                --           8,568
Shareholders' equity:
  Common stock......................       650           --           --                --             650
  Additional paid-in-capital........   422,171      297,821        7,588          (305,409)        422,171
  Retained earnings.................    38,810       97,339       (4,730)          (92,609)         38,810
  Accumulated comprehensive loss....        --           --       (3,836)               --          (3,836)
  Deferred compensation.............   (25,468)        (387)          --                --         (25,855)
                                      --------   ----------      -------         ---------      ----------
          Total shareholders'
            equity..................   436,163      394,773         (978)         (398,018)        431,940
                                      --------   ----------      -------         ---------      ----------
          Total liabilities &
            shareholders' equity....  $506,578   $1,047,674      $17,146         $(506,065)     $1,065,333
                                      ========   ==========      =======         =========      ==========

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                                              ELIMINATIONS
                                      PARENT                                       AND
                                     COMPANY    SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                       ONLY     GUARANTORS   NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                     --------   ----------   --------------   -------------   ------------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents........  $  5,423   $   20,669      $ 1,896        $        --     $   27,988
  Accounts receivable, net.........        --       34,588        5,910                 --         40,498
  Prepaid events expenses..........        --        8,125          673                 --          8,798
  Deferred tax asset...............        --        1,745           --                 --          1,745
  Other current assets.............    12,805        1,793        1,119            (12,839)         2,878
                                     --------   ----------      -------        -----------     ----------
          Total current assets.....    18,228       66,920        9,598            (12,839)        81,907
  Intercompany receivable..........   409,700        6,293        8,389           (424,382)            --
  Property and equipment, net......        --       18,613          498                 --         19,111
  Intangibles assets, net..........        --      938,192        1,534                 --        939,726
  Investment in subsidiaries.......   509,067      113,567           --           (622,634)            --
  Other assets.....................    12,552          156          (10)                --         12,698
                                     --------   ----------      -------        -----------     ----------
          Total assets.............  $949,547   $1,143,741      $20,009        $(1,059,855)    $1,053,442
                                     ========   ==========      =======        ===========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................  $     --   $   12,581      $ 1,813        $        --     $   14,394
  Accrued expenses.................     9,407       20,981        6,513             (2,582)        34,319
  Deferred revenue.................        --       85,872        3,328                 --         89,200
  Other current liabilities........        --        7,728          420                 --          8,148
                                     --------   ----------      -------        -----------     ----------
          Total current
            liabilities............     9,407      127,162       12,074             (2,582)       146,061
  Intercompany payable.............        --      419,146        5,236           (424,382)            --
  Deferred taxes...................     1,750       95,130           --            (10,257)        86,623
  Long-term obligations (net of
     current maturities)...........   410,000           --           --                 --        410,000
  Other long-term liabilities......        --           57           10                 --             67
Shareholders' equity:
  Common stock.....................       681           --           --                 --            681
  Additional paid-in-capital.......   515,754      410,991        7,985           (532,543)       402,187
  Retained earnings................    18,583       91,255       (1,164)           (90,091)        18,583
  Accumulated comprehensive loss...        --           --       (4,132)                --         (4,132)
  Deferred compensation............    (6,628)          --           --                 --         (6,628)
                                     --------   ----------      -------        -----------     ----------
          Total shareholders'
            equity.................   528,390      502,246        2,689           (622,634)       410,691
                                     --------   ----------      -------        -----------     ----------
          Total liabilities &
            shareholders' equity...  $949,547   $1,143,741      $20,009        $(1,059,855)    $1,053,442
                                     ========   ==========      =======        ===========     ==========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            ELIMINATIONS
                                    PARENT                                       AND
                                   COMPANY    SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                     ONLY     GUARANTORS   NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                   --------   ----------   --------------   -------------   ------------
                                                              (IN THOUSANDS)
Net revenues.....................  $     --    $152,167       $26,423          $(3,434)       $175,156
Operating expenses:
  Cost of production.............        --      46,266        12,152               --          58,418
  Selling, general and
     administrative..............       181      74,479         4,445               --          79,105
  Stock based compensation.......    (1,816)         --            --               --          (1,816)
  Depreciation and
     amortization................        --      28,504           668               --          29,172
                                   --------    --------       -------          -------        --------
                                     (1,635)    149,249        17,265               --         164,879
                                   --------    --------       -------          -------        --------
Income (loss) from operations....     1,635       2,918         9,158           (3,434)         10,277
Other income (expenses):
  Interest expense...............   (20,689)    (14,424)           (5)              --         (35,118)
  Interest income................       203       2,462            71               --           2,736
  Intercompany activity..........        --          --        (3,434)           3,434              --
  Other expense, net.............        --       6,691          (149)              --           6,542
                                   --------    --------       -------          -------        --------
                                    (20,486)     (5,271)       (3,517)           3,434         (25,840)
                                   --------    --------       -------          -------        --------
Income (loss) before income taxes
  and extraordinary loss on
  retirement of debt.............   (18,851)     (2,353)        5,641               --         (15,563)
Income tax provision (benefit)...    (5,410)     (1,310)        2,075               --          (4,645)
                                   --------    --------       -------          -------        --------
Income (loss) before
  extraordinary loss on
  retirement of debt.............   (13,441)     (1,043)        3,566               --         (10,918)
Extraordinary loss on retirement
  of debt........................    (4,268)     (5,041)           --               --          (9,309)
Equity in earnings (loss) of
  Subsidiaries...................    (2,518)         --            --            2,518              --
                                   --------    --------       -------          -------        --------
Net income (loss)................  $(20,227)   $ (6,084)      $ 3,566          $ 2,518        $(20,227)
                                   ========    ========       =======          =======        ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            ELIMINATIONS
                                    PARENT                                       AND
                                    COMPANY   SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                     ONLY     GUARANTOR    NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                    -------   ----------   --------------   -------------   ------------
                                                               (IN THOUSANDS)
Net revenues......................  $    --    $173,065       $ 3,762          $(1,233)       $175,594
Operating expenses:
  Cost of production..............       --      48,345         2,217               --          50,562
  Selling, general and
     administrative...............       71      69,947         3,196               --          73,214
  Stock based compensation........    2,776         668            --               --           3,444
  Depreciation and amortization...       --      27,164           300               --          27,464
                                    -------    --------       -------          -------        --------
                                      2,847     146,124         5,713               --         154,684
                                    -------    --------       -------          -------        --------
Income (loss) from operations.....   (2,847)     26,941        (1,951)          (1,233)         20,910
Other income (expenses):
  Interest expense................   (2,319)    (21,199)           --               --         (23,518)
  Interest income.................       --       1,401            53               --           1,454
  Intercompany activity...........       --          --        (1,233)           1,233              --
  Other expense, net..............       --         (61)           36               --             (25)
                                    -------    --------       -------          -------        --------
                                     (2,319)    (19,859)       (1,144)           1,233         (22,089)
                                    -------    --------       -------          -------        --------
Income (loss) before income
  taxes...........................   (5,166)      7,082        (3,095)              --          (1,179)
Income tax provision (benefit)....   (2,050)      1,617           (36)              --            (469)
                                    -------    --------       -------          -------        --------
                                     (3,116)      5,465        (3,059)              --            (710)
Equity in earnings (loss) of
  Subsidiaries....................    2,406          --            --           (2,406)             --
                                    -------    --------       -------          -------        --------
Net income (loss).................  $  (710)   $  5,465       $(3,059)         $(2,406)       $   (710)
                                    =======    ========       =======          =======        ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            ELIMINATIONS
                                    PARENT                                       AND
                                    COMPANY   SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                     ONLY     GUARANTORS   NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                    -------   ----------   --------------   -------------   ------------
                                                               (IN THOUSANDS)
Net revenues......................  $    --    $39,913         $1,219          $ (649)        $51,483
Operating expenses:
  Cost of production..............       --     13,534          4,308              --          17,842
  Selling, general and
     administrative...............       41     24,568          1,830              --          26,439
  Stock based compensation........   (7,040)        --             --              --          (7,040)
  Depreciation and amortization...       --     10,027            379              --          10,406
                                    -------    -------         ------          ------         -------
                                     (6,999)    48,129          6,517              --          47,647
                                    -------    -------         ------          ------         -------
Income (loss) from operations.....    6,999     (8,216)         5,702            (649)          3,836
Other income (expenses):
  Interest expense................   (9,782)        (1)             3              --          (9,780)
  Interest income.................       46        147             64              --             257
  Intercompany activity...........       --         --           (649)            649              --
  Other expense, net..............       --         --            (96)             --             (96)
                                    -------    -------         ------          ------         -------
                                     (9,736)       146           (678)            649          (9,619)
                                    -------    -------         ------          ------         -------
Income (loss) before income taxes
  and extraordinary loss on
  retirement of debt..............   (2,737)    (8,070)         5,024              --          (5,783)
Income tax provision (benefit)....   (1,269)    (2,779)         1,916              --          (2,132)
                                    -------    -------         ------          ------         -------
                                     (1,468)    (5,291)         3,108              --          (3,651)
Equity in earnings (loss) of
  Subsidiaries....................   (2,183)        --             --           2,183              --
                                    -------    -------         ------          ------         -------
Net income (loss).................  $(3,651)   $(5,291)        $3,108          $2,183         $(3,651)
                                    =======    =======         ======          ======         =======

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            ELIMINATIONS
                                    PARENT                                       AND
                                    COMPANY   SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                     ONLY     GUARANTOR    NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                    -------   ----------   --------------   -------------   ------------
                                                               (IN THOUSANDS)
Net revenues......................  $    --    $60,594        $ 1,018          $(1,081)       $ 60,531
Operating expenses:
  Cost of production..............       --     16,459            207               --          16,666
  Selling, general and
     administrative...............       71     24,548          1,075               --          25,694
  Stock based compensation........    2,776         --             --               --           2,776
  Depreciation and amortization...       --      8,878            131               --           9,009
                                    -------    -------        -------          -------        --------
                                      2,847     49,885          1,413               --          54,145
                                    -------    -------        -------          -------        --------
Income (loss) from operations.....   (2,847)    10,709           (395)          (1,081)          6,386
Other income (expenses):
  Interest expense................   (2,319)    (8,530)            --               --         (10,849)
  Interest income.................       --      1,062             10               --           1,072
  Intercompany activity...........       --        152         (1,233)           1,081              --
  Other expense, net..............       --        (60)           (30)              --             (90)
                                    -------    -------        -------          -------        --------
                                     (2,319)    (7,376)        (1,253)           1,081          (9,867)
                                    -------    -------        -------          -------        --------
Income (loss) before income
  taxes...........................   (5,166)     3,333         (1,648)              --          (3,481)
Income tax provision (benefit)....   (2,050)       668             --               --          (1,382)
                                    -------    -------        -------          -------        --------
                                     (3,116)     2,665         (1,648)              --          (2,099)
Equity in earnings (loss) of
  Subsidiaries....................    2,406         --             --           (2,406)             --
                                    -------    -------        -------          -------        --------
Net income (loss).................  $  (710)   $ 2,665        $(1,648)         $(2,406)       $ (2,099)
                                    =======    =======        =======          =======        ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                      ELIMINATIONS
                                                PARENT                 SUBSIDIARY         AND
                                               COMPANY    SUBSIDIARY      NON-       CONSOLIDATING
                                                 ONLY     GUARANTORS   GUARANTORS       ENTRIES        CONSOLIDATED
                                               --------   ----------   ----------   ----------------   ------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)..........................  $   (710)  $   5,465     $ (3,059)       $(2,406)        $    (710)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization..............        --      27,164          300             --            27,464
  Stock-based compensation...................     2,776         668           --             --             3,444
  Non-cash interest expense..................       574       2,024           --             --             2,598
  Loss on disposal of fixed assets...........        --          --           61             --                61
  Equity in earnings (loss) of
    subsidiaries.............................    (2,406)         --           --          2,406                --
  Foreign exchange loss......................        --          --           35             --                35
  Deferred income taxes......................        --      25,697      (32,052)            --            (6,355)
Changes in operating assets & liabilities:
  Accounts receivable........................      (205)        267        3,701             --             3,763
  Prepaid event expenses.....................        --      (6,340)      (1,404)            --            (7,744)
  Other current assets.......................        --         233         (801)            --              (568)
  Other assets...............................        --      (8,267)       8,189             --               (78)
  Accounts payable...........................        --      (3,845)         (29)            --            (3,874)
  Accrued expenses...........................       207      15,436          607             --            16,250
  Deferred revenue...........................        --      44,954        4,501             --            49,455
  Other liabilities..........................        --       5,758         (736)            --             5,022
                                               --------   ---------     --------        -------         ---------
         Total adjustments...................       946     103,749      (17,628)         2,406            89,473
                                               --------   ---------     --------        -------         ---------
         Net cash provided by (used in)
           operating activities..............       236     109,214      (20,687)            --            88,763
Cash flows from investing activities:
  Purchase of property & equipment...........        --      (4,096)        (381)            --            (4,477)
                                               --------   ---------     --------        -------         ---------
         Net cash used in investing
           activities........................        --      (4,096)        (381)            --            (4,477)
Cash flows from financing activities:
  Net transactions with Softbank, ZDI &
    affiliates excluding non-cash
    transactions with affiliates.............   (94,863)     78,919       23,114             --             7,170
  Increase (decrease) in bank overdraft......        --      (2,351)          --             --            (2,351)
  Borrowings under new credit facility.......        --     330,000           --             --           330,000
  Proceeds from the issuance of zero coupon
    senior debentures with detachable
    warrants.................................    72,938          --           --             --            72,938
  Proceeds from the sale of common stock.....    69,851          --           --             --            69,851
  Payment of cost associated with the
    issuance of long-term obligations and
    issuance of stock........................      (442)     (8,520)          --             --            (8,962)
  Repayment of long-term obligations to ZDI
    and bank borrowings retained by ZDI......        --    (382,002)          --             --          (382,002)
  Repayment of long-term obligations under
    the new credit facility..................        --     (10,000)          --             --           (10,000)
  Payment of dividend to ZDI.................   (42,998)         --           --             --           (42,998)
                                               --------   ---------     --------        -------         ---------
         Net cash provided by financing
           activities........................     4,486       6,046       23,114             --            33,646
Effects of exchange rate changes on cash.....        --          48          (11)            --                37
Net increase in cash and cash equivalents....     4,722     111,212        2,035             --           117,969
Cash and cash equivalents at beginning of
  period.....................................        --       3,593        1,977             --             5,570
                                               --------   ---------     --------        -------         ---------
Cash and cash equivalents at end of period...  $  4,722   $ 114,805     $  4,012        $    --         $ 123,539
                                               ========   =========     ========        =======         =========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                      ELIMINATIONS
                                                 PARENT                  SUBSIDIARY        AND
                                                 COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                  ONLY      GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                ---------   ----------   ----------   -------------   ------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...........................  $ (20,227)  $  (6,084)    $  3,566      $  2,518       $ (20,227)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Extraordinary loss on retirement..........      5,745       6,784           --            --          12,529
    Depreciation and amortization.............         --      28,504          668            --          29,172
    Stock-based compensation..................     (1,816)         --           --            --          (1,816)
    Non-cash interest expense.................     10,935         913           --            --          11,848
    Equity in earnings (loss) of
      subsidiaries............................      2,518          --           --        (2,518)             --
    Foreign exchange loss.....................         --         106           85            --             191
    Deferred income taxes.....................         --      11,850           --       (10,257)          1,593
  Changes in operating assets & liabilities,
    net of effect from acquired businesses:
    Accounts receivable.......................         --      37,239        7,536            --          44,775
    Prepaid event expenses....................         --      (2,427)       1,526            --            (901)
    Other current assets......................     (6,892)       (101)      (5,581)       12,839             265
    Other assets..............................         --         (67)          73            --               6
    Accounts payable..........................         --       5,114         (788)           --           4,326
    Accrued expenses..........................      9,407     (30,971)       7,644        (2,582)        (16,502)
    Deferred revenue..........................         --     (12,907)     (12,626)           --         (25,533)
    Other liabilities.........................         --     (15,350)      (1,572)           --         (16,922)
                                                ---------   ---------     --------      --------       ---------
         Total adjustments....................     19,897      28,687       (3,035)       (2,518)         43,031
                                                ---------   ---------     --------      --------       ---------
         Net cash provided by (used in)
           operating activities...............       (330)     22,603          531            --          22,804
Cash flows from investing activities:
  Purchase of property & equipment............         --     (11,869)        (239)           --         (12,108)
  Acquisition of businesses, net of cash
    acquired..................................         --    (113,970)       7,728            --        (106,242)
                                                ---------   ---------     --------      --------       ---------
         Net cash provided by (used in)
           investing activities...............         --    (125,839)       7,489            --        (118,350)
Cash flows from financing activities:
  Net transactions with affiliates excluding
    non-cash transactions with affiliates.....   (313,166)    322,191       (9,025)           --              --
  Proceeds from the exercise of options to
    purchase common stock.....................        693          --           --            --             693
  Repayment of long-term obligations under
    credit facility...........................         --    (300,000)          --            --        (300,000)
  Retirement of zero coupon senior debentures
    and accreted interest.....................    (83,576)         --           --            --         (83,576)
  Proceeds from issuance of senior
    subordinated notes........................    300,000          --           --            --         300,000
  Borrowing under revolving credit facility...    110,000          --           --            --         110,000
  Payment of costs associated with the
    issuance of long-term obligations.........    (12,975)         --           --            --         (12,975)
                                                ---------   ---------     --------      --------       ---------
         Net cash provided by (used in)
           financing activities...............        976      22,191       (9,025)           --          14,142
Effects of exchange rate changes on cash......         --          --         (522)           --            (522)
Net increase (decrease) in cash and cash
  equivalents.................................        646     (81,045)      (1,527)           --         (81,926)
Cash and cash equivalents at beginning of
  period......................................      4,777     101,714        3,423            --         109,914
                                                ---------   ---------     --------      --------       ---------
Cash and cash equivalents at end of period....  $   5,423   $  20,669     $  1,896      $     --       $  27,988
                                                =========   =========     ========      ========       =========

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

RECENT DEVELOPMENTS

     On September 10, 2001, the Company, in three separate transactions, acquired: (i) the Next Generation Networks and Next Generation Ventures tradeshows and conferences (the "NGN Assets"), (ii) the Opticon and VoiceCon tradeshows and conferences and the Business Communications Review magazine (the "BCR Assets"), and (iii) the Voice on the Net (VON) Conferences and Session Initiation Protocol Summits (collectively, the "Pulver Assets"). The BCR Assets and NGN Assets relate to events that target the networking industry, while the Pulver Assets relate to events that target the networking and Internet Protocol communication industries. The Company acquired these assets to strengthen its presence in the networking trade show and conference business. A description of the terms and conditions of these purchase transactions is included in Note 5 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

     On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. The United States and other countries responded with concerted action against the suspected terrorists. There have recently been several cases of anthrax infection in the United States which are suspected to be acts of terrorism. These events and the ongoing uncertainty they have created have adversely affected the economy in general and the trade show and conference industry in particular. There has been a decline in air travel and trade show and conference attendance due to, among other things, the public's general reluctance to travel and fears concerning additional acts of terrorism, as well as reduced operations by airlines due to, among other things, decreased demands for air travel, new security directives and increased costs. While we cannot predict how these events or any similar events that may occur in the future will affect our businesses, results of operations or financial condition, it is likely that our trade shows and conferences will be negatively affected at least in the near future. Continued negative market conditions due to acts of terrorism, any future occurrences of similar actions and potential responsive actions by the United States and other countries that perpetuate or aggravate the current climate of fear and uncertainty could cause more disruption of our trade shows and conferences.

     COMDEX/Fall opened on November 12, 2001 with approximately 640,000 net square feet of exhibition floor space occupied. The Company generally requires exhibitors to pay for their exhibition space a substantial amount of time before the show is held and is entitled to keep those payments if an exhibitor cancels before the show. Including this cancellation revenue, the Company has received payment to date for the equivalent of approximately 715,000 net square feet of exhibition space. As a result of the events of September 11th and the continuing difficulties in the IT industry, we believe that COMDEX/Fall and the BCR, NGN and VON events in the fourth quarter will have lower revenue than previously anticipated from exhibition space, conference fees, advertising and sponsorship and fees we receive from third parties who provide services that we promote to our exhibitors.

     On November 14, 2001, we announced that we have entered into an agreement to amend our senior bank credit facility to avoid potential covenant problems under the facility. We also announced our plan to raise at least $50 million from the sale of convertible preferred or common stock. We must raise at least $50 million in order for the amendment to our senior bank credit facility to become effective. We have received a commitment from a related party to purchase $25 million of the convertible preferred stock which is conditioned upon, among other things, the effectiveness of the amendment to our senior bank credit facility. The amount of convertible preferred or common stock that we sell will depend on market conditions. If we are not able to raise at least $50 million from the sale of convertible preferred or common stock, we intend to seek other amendments or waivers of the covenants under our senior bank credit facility and to pursue other options to avoid covenant compliance problems which are likely to occur by the end of the first quarter of 2002. The amendment to our credit facility and the expected terms of the convertible preferred stock are described below under "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

     The comparability of our results of operations for the three and nine month periods ending September 30, 2001 with our results for the comparable periods in 2000 is significantly affected because we held our N+I Paris event in the third quarter of 2001 and in the fourth quarter of 2000. In order to improve the comparability of these periods, we have excluded the results from N+I Paris from our 2001 results in appropriate places in the following discussion. In 2001, revenues from our N+I Paris event increased by about 6.3%, exhibit service revenues from the event increased by about 5.7%, and advertising and sponsorships from the event increased by about 13.2%, in each case compared to 2000. The average rental rate decreased by 6.3% and the net paid square footage at the event decrease by 10.2% in 2001 compared to 2000. The increase in revenue in 2001 over 2000 is principally due to the favorable exchange rate in the current period. We do not generate conference revenues at N+I Paris.

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Company believes that the changes in revenues, net paid square footage of exhibit space, and conference participants were adversely effected by the continuing difficulties in the IT industry and reductions in IT marketing and travel budgets and the events that occurred on September 11, 2001. We held our second and third largest events during the quarter on and after the September 11th tragedy. We held our N+I Atlanta event on September 11, 2001 through September 13, 2001 and our Seybold Seminars San Francisco event on September 25, 2001 to September 27, 2001.

     Our total revenue decreased $9.0 million, or 14.9%, to $51.5 million in the third quarter of 2001 from $60.5 million in the comparable period in 2000. This decrease is principally attributable to lower overall revenue at two of our major events, N+I Atlanta and Seybold Seminars San Francisco, partially offset by the timing of our N+I Paris event, which was held in the third quarter of 2001 but was held in the fourth quarter of 2000. After adjusting revenue for the three months ended September 30, 2001 to exclude the effect of our N+I Paris event, our total revenue for this period would have been $40.7 million, a decrease of $19.9 million, or 32.8% from the comparable period in 2000.

     Exhibitor services revenue decreased by $1.0 million, or 2.3%, to $42.0 million in the third quarter of 2001 from $43.0 million in the comparable period in 2000. This decrease is primarily attributable to lower square footage at our N+I Atlanta and Seybold Seminars San Francisco events and lower event related revenue from our custom event business partially offset by the timing of our N+I Paris event. Excluding the effect of N+I Paris, exhibitor revenue for the third quarter of 2001 would have been $32.1 million, a decrease of $11.0 million, or 25.5%, from the comparable period in 2000. The average rental rate per square foot paid by exhibitors decreased 8.3% to $48.24 in the third quarter of 2001 from $52.60 in the comparable period in 2000. This decrease is primarily attributable to the inclusion of the N+I Paris event in the average rental rate, which had an average rental rate of approximately $39.00 per square foot. Excluding the effect of N+I Paris, the average rental rate per square foot paid by exhibitors increased 0.6% to $52.90 in the third quarter of 2001. In addition, net paid square footage increased 3.1% in the third quarter of 2001 to 594,659 from 576,593 in the comparable period in 2000. This increase is primarily due to the timing of our N+I Paris event partially offset by the decrease in net paid square footage for our N+I Atlanta and Seybold Seminars San Francisco events from the prior year. Excluding the effect of N+I Paris, net paid square footage decreased 31.3% in the third quarter of 2001 to 396,392. The combined net paid square footage decrease for the N+I Atlanta and Seybold Seminar San Francisco events in 2001 from 2000 is 36.3%.

     Conference fees decreased $5.9 million, or 64.8%, to $3.2 million in the third quarter of 2001 from $9.1 million in the comparable period in 2000. This decrease was principally attributable to the lower conference attendance at our N+I Atlanta and Seybold Seminars San Francisco events and to a lesser extent the discontinuance or postponement of two smaller regional events in 2001. Because our N+I Paris event does not have conference revenues, the timing of this event did not have any effect on our conference fees for the period. The number of participants at our conferences decreased 64.6% to 2,989 in the third quarter of 2001 from 8,433 in the comparable period in 2000. The decrease in conference fees was also affected by a 0.7% decrease in the average revenue per conference attendee in the third quarter of 2001 of $1,072 compared with $1,080 in the comparable period in 2000. We believe the events of September 11, 2001 contributed in part to the overall decrease in conference attendance at our N+I Atlanta and Seybold Seminars San Francisco events as they were held on September 11, 2001 to September 13, 2001 and September 25, 2001 to September 27, 2001, respectively. Conference fees for the N+I Atlanta and Seybold Seminars San Francisco events decreased 64.0% in 2001 over 2000 on a combined basis.

     Advertising and sponsorship revenues decreased $2.1 million, or 25.6%, to $6.2 million in the third quarter of 2001 from $8.4 million in the comparable period in 2000. This decrease is primarily attributable to lower advertising and sponsorship revenue for our N+I Atlanta and Seybold Seminars San Francisco events and to a lesser extent the discontinuance or postponement of two smaller regional events in 2001, partially offset by timing of our N+I Paris event and corporate sponsorship revenue earned for the first time in 2001. Excluding the effect of N+I Paris, adjusted advertising and sponsorship revenues decreased $3.0 million, or 35.7%, in the third quarter of 2001.

     Cost of production increased $1.2 million, or 7.1%, to $17.8 million in the third quarter of 2001 from $16.7 million in the comparable period in 2000. As a percentage of revenue, cost of production represented 34.7% of revenue in the third quarter of 2001 compared to 27.5% in the comparable period of 2000. The aggregate dollar and percentage increases in cost of production are principally attributable to the timing of our N+I Paris event partially offset by lower costs at our major shows this period. Excluding the effect of N+I Paris, cost of production decreased $3.0 million, or 18.1%, in the third quarter of 2001 compared to the third quarter of 2000 and represented 33.6% of third quarter revenue. Our cost of production increased as a percentage of our revenue because our revenue declined more than our costs, reflecting the fixed cost nature of our cost of production.

     SG&A expenses increased $0.7 million, or 2.9%, to $26.4 million in the third quarter of 2001 from $25.7 million in the comparable period in 2000. As a percentage of revenue, SG&A expenses represented 51.4% of revenue in the third quarter of 2001 compared to 42.4% in the comparable period in 2000. The increase in SG&A expenses on a dollar basis is primarily due to the additional SG&A expenses resulting from recently acquired businesses. Excluding the results of NGN, BCR, Pulver and SOFTBANK Forums Inc. (SFI), SG&A expenses decreased by $0.3 million, or 1.2 %, in the third quarter of 2001 compared to the comparable period in 2000.

     During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for under variable accounting valuation principles. Using this accounting treatment we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation. For the three months ended September 30, 2001, we recognized a reversal of $7.0 million of non-cash stock-based compensation expense compared to $2.8 million of non-cash stock-based compensation expense for the same period in 2000. The fair value of these variable accounting options at September 30, 2001 was lower than their fair value when calculated at June 30, 2001, thereby resulting in a reversal of previously recorded expense for the current period.

     As a result of the foregoing, EBITDA decreased by $1.2 million, or 7.6%, to $14.1 million in the third quarter of 2001 from $15.3 million in the same period in 2000. After adjusting to exclude the effects of the non-cash stock-based compensation charges in both periods, adjusted EBITDA decreased by $11.0 million, or 60.7%, to $7.1 million in the third quarter of 2001 from $18.1 million in the same period in 2000. After further adjusting to exclude the effects of N+I Paris, adjusted EBITDA would have been $0.5 million in the third quarter of 2001, a decrease of $17.6 million, or 97.4%, from adjusted EBITDA in the comparable period in 2000.

     Depreciation and amortization increased $1.4 million, or 15.5%, to $10.4 million in the third quarter of 2001 from $9.0 million in the comparable period in 2000.

     Other income (expense) decreased $0.2 million or 2.5%, to expense of $9.6 million in the three months ended September 30, 2001 from expense of $9.9 million in the comparable period in 2000. The decrease is attributable to a decrease in interest expense, net.

     The benefit for income tax increased $0.8 million, or 54.3%, to $2.1 million in the third quarter of 2001 from $1.4 million in the comparable period in 2000. We estimate that the effective tax rate for the year ending 2001 will be 28.0% compared to the annual estimated effective tax rate of 39.7% used in computing expense for the quarter ended September 30, 2000. Accordingly, the provision for the third quarter of 2001 was adjusted to reflect a provision of 28.0% of the loss before income taxes inclusive of the extraordinary item for the nine months ended September 30, 2001.

     As a result of the foregoing, our net loss increased $1.6 million, or 73.9%, to $3.7 million in the third quarter of 2001 from $2.1 million in the comparable period in 2000.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Company believes that the changes in revenues, net paid square footage of exhibit space, and conference participants were adversely effected by continuing difficulties in the IT industry and reductions in IT marketing and travel budgets and, to a lesser extent, the events that occurred on September 11, 2001.

     Our total revenue decreased $0.4 million, or 0.2%, to $175.2 million in the nine months ended September 30, 2001 from $175.6 million in the comparable period in 2000. This decrease is primarily attributable to the lower overall revenue at two of our major events, N+I Atlanta and Seybold Seminars San Francisco, and the discontinuance or postponement of several smaller regional events in 2001 partially offset by the timing of our N+I Paris event, which was held in the third quarter of 2001 but was held in the fourth quarter of 2000 and the addition of operating results of SOFTBANK Forums Japan, Inc., (SFI), principally from its N+I Tokyo event. We acquired SFI on June 1, 2001. After adjusting revenue for the nine months ended September 30, 2001 to exclude the effects SFI and the N+I Paris event, our revenue for the period would have been $152.8 million, a decrease of $22.8 million, or 13.0%, from the comparable period in 2000.

     Exhibitor services revenue increased by $12.1 million, or 10.9%, to $123.2 million in the nine months ended September 30, 2001 from $111.1 million in the comparable period in 2000. This increase is primarily attributable to the addition of operating results from SFI and the N+I Paris event partially offset by lower exhibitor revenues at our N+I Atlanta and Seybold Seminars San Francisco events. Excluding the effects of SFI and N+I Paris, adjusted exhibitor revenue for the nine months ended September 30, 2001 would have been $103.4 million, a decrease of $7.7 million, or 6.9%, from the comparable period in 2000. The average rental rate per square foot paid by exhibitors decreased 3.8% to $50.64 in the nine months ended September 30, 2001 from $52.64 in the comparable period in 2000. This decrease is primarily attributable to the inclusion of SFI's N+I Tokyo event and the timing of the N+I Paris event in 2001, with each having an average rental rate of approximately $39.00 per square foot. Excluding the effects of the N+I Tokyo and N+I Paris events, the average rental rate per square foot paid by exhibitors increased 4.0% to $54.72 in the nine months ended September 30, 2001. In addition, net paid square footage increased 8.0% in the nine months ended September 30, 2001 to 1,562,888 from 1,447,366 in the comparable period in 2000. This increase is primarily due to the addition of SFI's N+I Tokyo event and the timing of the N+I Paris event. Excluding the effects of N+I Tokyo and N+I Paris, net paid square footage decreased 19.9% in the nine months ended September 30, 2001 to 1,159,721.

     Conference fees decreased $12.6 million, or 28.3%, to $32.0 million in the nine months ended September 30, 2001 from $44.6 million in the comparable period in 2000. This decrease was principally attributable to the lower conference attendance at most of our major events, mainly at our N+I Las Vegas, N+I Atlanta, JavaOne and Seybold Seminars San Francisco events, partially offset by the inclusion of SFI's N+I Tokyo event. Excluding the effect of N+I Tokyo, adjusted conference fees decreased $13.5 million, or 30.2% in the nine months ended September 30, 2001. Because our N+I Paris event does not have conference revenue, the timing of this event did not have an effect on our conference fees for the period. The number of participants at our conferences decreased 36.5% to 21,514 in the nine months ended September 30, 2001 from 33,907 in the comparable period in 2000. This decrease in participants was offset by a 13.0% increase in the average revenue per conference attendee in the nine months ended September 30, 2001 of $1,485 compared with $1,315 in the comparable period in 2000. Excluding the effects of SFI's N+I Tokyo event, the number of conference participants decreased to 19,403, or 42.8% in the nine months ended September 30, 2001 and the average revenue per conference attendee increased to $1,604, or 22.0% in the nine months ended September 30, 2001.

     Advertising and sponsorship revenues increased $0.1 million, or 0.4%, to $20.0 million in the nine months ended September 30, 2001 from $19.9 million in the comparable period in 2000. This increase is primarily attributable to the inclusion in the nine months ended September 30, 2001 of our N+I Tokyo and N+I Paris events and corporate sponsorship revenue earned for the first time in 2001 off-set by lower advertising and sponsorship revenue for our N+I Atlanta and Seybold Seminars San Francisco events and to a lesser extent the discontinuance or postponement of five smaller regional events in 2001. Excluding the effects of N+I Tokyo and N+I Paris, adjusted advertising and sponsorship revenues decreased $1.7 million, or 8.4% in the nine months ended September 30, 2001.

     Cost of production increased $7.9 million, or 15.5%, to $58.4 million in the nine months ended September 30, 2001 from $50.6 million in the comparable period in 2000. As a percentage of revenue, cost of production represented 33.4% of revenue in the nine months ended September 30, 2001 compared to 28.8% in the comparable period of 2000. The aggregate dollar and percentage increases in cost of production are primarily attributable to the inclusion of SFI's operating results and the timing of the N+I Paris event for the nine months ended September 30, 2001. Excluding SFI's operating results and the N+I Paris event, cost of production decreased $2.4 million, or 4.7% in the nine months ended September 30, 2001 compared to the same period of 2000. Cost of production represents 33.0% of revenue in the nine months of 2001 after adjusting for the effects of N+I Paris.

     SG&A expenses increased $5.9 million, or 8.0%, to $79.1 million in the nine months ended September 30, 2001 from $73.2 million in the comparable period in 2000. As a percentage of revenue, SG&A expenses represented 45.2% of revenue in the nine months ended September 30, 2001 compared to 41.7% in the comparable period in 2000. The increase in SG&A expenses on a dollar basis is primarily due to higher levels of employment, additional costs associated with being a public company, and incremental SG&A expenses resulting from recently acquired businesses. Excluding the results of NGN, BCR, Pulver and SFI, SG&A expenses increased by $4.6 million, or 6.3%, in the nine months ended September 30, 2001 from the comparable period in 2000.

     During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for under variable accounting valuation principles. Using this accounting treatment we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation. For the nine months ended September 30, 2001, we recognized a reversal of $1.8 million of non-cash stock-based compensation expense compared to $3.4 million of non-cash stock-based compensation expense for the same period in 2000. The fair value of these variable accounting options at September 30, 2001, was lower than their fair value when calculated at June 30, 2001, thereby resulting in a reversal of previously recorded expense for the current period.

     Other income (expense) increased $3.8 million or 17.0%, to expense of $25.8 million in the nine months ended September 30, 2001 from expense of $22.1 million in the comparable period in 2000. The increase is attributable to an increase in interest expense, net, partially offset by $6.7 million of other income from ending the GES litigation.

     As a result of the foregoing, EBITDA decreased by $2.4 million, or 4.9%, to $46.0 million in the nine months ended September 30, 2001 from $48.3 million in the same period in 2000. After adjustments to exclude the effects of SFI's operations, the N+I Paris event, the amount of other income from ending the GES litigation and non-cash stock-based compensation, adjusted EBITDA would have been $26.4 million in the nine months ended September 30, 2001, a decrease of $25.4 million, or 49.0%, from adjusted EBITDA in the comparable period of 2000 in $51.8 million.

     Depreciation and amortization increased $1.7 million, or 6.2%, to $29.2 million in the nine months ended September 30, 2001 from $27.5 million in the comparable period in 2000.

     The provision for income tax benefit increased $4.2 million to $4.6 million for the nine months ended September 30, 2001 from a benefit of $0.5 million in the comparable period in 2000. We estimate that the effective tax rate for the year ending 2001 will be 28.0% versus the annual estimated effective tax rate of 39.7% used in computing expense for the nine months ended September 30, 2000. Accordingly, we have recorded a provision of 28.0% of the loss before income taxes inclusive of the extraordinary item for the nine months ended September 30, 2001.

     We recognized an extraordinary loss on retirement of debt of $9.3 million, net of tax benefit of $3.2 million, in the second quarter of 2001 in connection with the repayment of our bank indebtedness and repurchase of our zero coupon debentures on June 26, 2001. This amount represents the write-off of unamortized debt discount resulting from the original issuance of warrants with the zero coupon debentures and unamortized debt issuance costs.

     As a result of the foregoing, our net loss increased $19.5 million to $20.2 million for the nine months ended September 30, 2001 from $0.7 million in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2001, our balance of cash and cash equivalents was $28.0 million and we had negative working capital of $64.2 million compared to positive working capital of $5.2 million at September 30, 2000. The decrease is principally due to the use of cash to refinance the Company's indebtedness in June 2001 and a decrease in net cash provided by operating activities.

     For the nine months ended September 30, 2001, we met our liquidity needs principally through cash held by the Company and cash generated from operating activities. Net cash provided by operating activities was $22.8 million in the nine months ended September 30, 2001, compared to $89.0 million in the comparable period in 2000.

     Net cash used in investing activities was $118.4 million of which $12.1 million was used to purchase property and equipment and $106.2 million was used to acquire businesses in the nine months ended September 30, 2001, compared to $4.5 million used to purchase property and equipment in the comparable period in 2000.

     Net cash provided by financing activities was $14.1 million in the nine months ended September 30, 2001, compared to $33.6 million in the comparable period in 2000. Had we not borrowed $110.0 million under our revolving credit facility for use in acquiring businesses, we would have had net cash used in financing activities of $95.9 million which relates principally to the refinancing and retirement of indebtedness in June 2001. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. Since April 13, 2000, we have assumed responsibility for our cash management and treasury activities as if we were an independent company.

     Our cash flows are not as volatile as our revenues, because we receive payments for events during the year but recognize them as revenue only when the corresponding event occurs.

     Capital expenditures for the nine months ended September 30, 2001 were $12.1 million. We anticipate our capital expenditures for 2001 to total approximately $15 million, including $9 million for our new infrastructure initiatives, $3 million for replacements and upgrades of property and equipment, $2 million for expanded data center capacity and $1 million for tenant upgrades in our leased corporate headquarters in Los Angeles, California and facilities located in Needham, Massachusetts and Foster City, California.

     On June 26, 2001, we issued $300.0 million of our 11.25% senior subordinated notes due 2011 (the "Notes"). We may redeem any of the Notes beginning on June 15, 2006. The initial redemption price is 105.625% of their principal amount plus accrued interest. In addition, before June 15, 2004, we may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price of 111.250% of their principal amount plus accrued interest. The Notes are junior to all of our senior indebtedness. The Notes are unsecured and will rank equally with any other unsecured senior subordinated indebtedness we incur. All of our domestic restricted subsidiaries, including Key3Media Events, Inc., Key3Media Von Events, Inc. and Key3Media BCR Events, Inc., have guaranteed the Notes on a senior subordinated basis. Each guarantee will be unsecured and will be junior to all senior indebtedness of the subsidiary guarantor.

     Additionally on June 26, 2001, we amended and restated our senior bank credit facility with a syndicate of banks to commit the banks to lend up to $150.0 million to the Company on a revolving basis for general corporate purposes, which could include acquisitions. We may borrow, repay and re-borrow under this revolving senior bank credit facility until the third anniversary of the closing date at which time we must repay any outstanding amounts. We will pay commitment fees to the banks to the extent that we do not borrow the full $150.0 million committed amount.

     Subject to certain conditions, our senior bank credit facility does not prohibit us from borrowing on a term loan basis an aggregate principal amount of up to $200.0 million. These borrowings can be senior and can share in the collateral securing the senior bank credit facility. In addition, we may be required to prepay any term loans under this part of the senior bank credit facility from the net cash proceeds of asset sales outside the ordinary course of our business, the net cash proceeds of additional debt and a portion of our excess cash flow (as defined in our amended and restated credit agreement). No lender has committed to lend us money under this provision.

     At our election, loans under our senior bank credit facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank N.A.'s base rate or (2) the Eurodollar rate (as defined in senior bank credit facility). The margin we pay will vary between 1.0% and 3.25% depending on which rate we choose and the ratio of our total debt to EBITDA.

     The Company borrowed $50.0 million on September 5, 2001 and $60.0 million on September 10, 2001 under this revolving credit facility in connection with the acquisition of certain assets in three separate transactions.

     On April 15, 2001, the Company filed a shelf registration with the Securities and Exchange Commission to periodically sell up to $375.0 million in debt securities, common and preferred stock, warrants, and depository shares. On June 26, 2001, the Company issued $300.0 million of the unsecured senior subordinated notes under this registration statement.

     On November 14, 2001, we announced that we have entered into an agreement to amend our senior bank credit facility to avoid potential covenant problems under the facility. We also announced our plan to raise at least $50 million from the sale of convertible preferred or common stock. We must raise at least $50 million in order for the amendment to our senior bank credit facility to become effective. We have received a commitment from a related party to purchase $25 million of the convertible preferred stock which is conditioned upon, among other things, the effectiveness of the amendment to our senior bank credit facility. The amount of convertible preferred or common stock that we sell will depend on market conditions. If we are not able to raise at least $50 million from the sale of convertible preferred or common stock, we intend to seek other amendments or waivers of the covenants under our senior bank credit facility and to pursue other options to avoid covenant compliance problems which are likely to occur by the end of the first quarter of 2002.

     The amendment to our senior bank credit facility will replace our existing covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that will require us to maintain a ratio of pro forma EBITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5 million) of at least 1.1:1 and to limit our total senior debt to $110 million (or $120 million if we exchange $10 million principal amount of our Notes for convertible preferred stock), our total debt to $410 million and our annual capital expenditures to $15 million. We must also repay $30 million of our outstanding borrowings under the senior bank credit facility with part of the proceeds from the sale of the convertible preferred or common stock and reduce the borrowing limit under the facility from $150 million to $110 million (or $120 million if we exchange $10 million principal amount of our Notes for convertible preferred stock). The revised covenants will remain in effect until we have two consecutive quarters in which our pro forma EBITDA for the last twelve months is more than $85 million, after which time the existing covenants will come back into effect.

     If our sale of convertible preferred stock to a related party closes as planned, we will grant that related party registration rights. We have filed a form of the Registration Rights Agreement as Exhibit 10.4.

     The convertible preferred stock is expected to have the following terms. The convertible preferred stock will be entitled to cash dividends when, as and if declared by our board of directors at the annual rate of 5.5% of the applicable liquidation preference per share, and no more, which will accrue and be payable quarterly, in effect at the beginning of the relevant quarterly dividend period. The liquidation preference per share will initially be $25.00, but if we do not pay in cash the quarterly dividends on any dividend payment date, the liquidation preference per share will increase by the amount of such unpaid quarterly dividends per share. In addition to these quarterly dividends, the convertible preferred stock will also be entitled to participate in any dividends or distributions paid on the common shares on an as converted basis. The convertible preferred stock will also vote together with the common stock on an as converted basis on all matters on which the common stock is entitled to vote. Each share of convertible preferred stock will be convertible at any time by the holder into a number of shares of common stock equal to the (A) then accreted liquidation preference plus (B) any accrued and unpaid dividends multiplied by the ratio of the conversion price over the then current market price, divided by the then current conversion price. The conversion price will initially be $5.75 but will be subject to customary anti-dilution adjustments. We may redeem all or any part of the shares of convertible preferred stock at any time beginning on the third anniversary of their issue date at their accreted liquidation preference plus accrued but unpaid quarterly dividends for the then current dividend period plus a premium on the initial liquidation preference which is 3.5% in the first year in which we can redeem the shares and declines ratably to zero after the fourth year in which we can redeem. The Company may also cause the convertible preferred stock to be converted into a number of shares of common stock equal to (A) the then accreted liquidation preferred plus (B) any accrued and unpaid dividend multiplied by the ratio of the then current market price, divided by the lower of (i) the current conversion price and (ii) 95% of the than current market price, at any time after the volume-weighted average of the closing price of the common stock for 60 consecutive trading days equals or exceeds 150% of the then current conversion price.

     Based upon current and anticipated levels of operations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our senior bank credit facility will be sufficient to enable us to meet our cash operating requirements, including rental payments, scheduled interest payments on debt and capital expenditures. We will, however, be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

SEASONALITY

     Our revenue is seasonal, but our cash flows are realizable throughout the year. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (N+I, Las Vegas) and the fourth quarter (COMDEX Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in the current year may be held in a different quarter in future years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 17, 2000, Key3Media Events, our wholly owned subsidiary, sued GES Exposition Services, Inc. ("GES") for breach of contract in the United States District Court for the District of Massachusetts. The Company believed that GES was withholding commissions that it was required to pay to Key3Media Events under contract. The Company believed that GES owed Key3Media Events approximately $9.0 million as of March 31, 2001. On June 19, 2000, GES filed an answer, counterclaim and jury demand. Its counterclaim alleged that Key3Media Events breached the contract, violated its fiduciary duty toward GES and converted GES property to the benefit and use of Key3Media Events. GES asked the court to award unspecified damages as well as declaratory and injunctive relief. The Company received subsequent pleadings filed by GES alleging damages of approximately $33.0 million on a variety of different legal theories plus additional damages for lost future profits of $20.0 million.

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

     In July 2001, the Chairman of the Company and the Chairman of Viad Corporation, the parent of GES, agreed to end the litigation. As a result, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from the Company's balance sheet. As a further result, the Company's second quarter 2001 other income (expense), net includes an increase of approximately $6.7 million. A stipulation of dismissal with prejudice evidencing the companies' agreement to end the litigation was filed with the court on October 19, 2001. The Company and GES are in the process of discussing possible future business relations.

     On August 31, 2001, our wholly owned subsidiary, Key3Media Events, Inc., provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. We have entered into a lease for new office space in Needham and relocated to our new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group -- Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgement interest and costs of suit. An answer to the complaint is due within 20 days of its service upon Key3Media Events.

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada countersued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to Comdex/Fall 2000 and over $2.0 million arising from breaches related to Comdex/Fall 2001. The case is in discovery.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 Amendment to Employment Agreement, dated October 5, 2001, by and between Key3Media Group, Inc. and Fredric D. Rosen.

     10.2 Amendment to Employment Agreement, dated October 5, 2001, by and between Key3Media Group Inc. and Jason E. Chudnofsky.

     10.3 Stock Purchase Agreement, dated November 13, 2001, by and between Key3Media Group, Inc. and Invemed Catalyst Fund, L.P.

     10.4  Registration Rights Agreement, dated November   , 2001, by and
           between Key3Media Group, Inc. and Invemed Catalyst Fund L.P. (included as Exhibit B to Exhibit 10.3 Stock Purchase Agreement, dated November 13, 2001, by and between Key3Media Group, Inc. and Invemed Catalyst Fund L.P. of this 10-Q).

     99.1 Amendment No. 2 to the Amended and Restated Credit Agreement, dated November 9, 2001, by and between Key 3 Media Group, Inc., the banks, financial institutions and institutional lenders and Morgan Stanley Senior Funding, Inc.

     (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

     September 24, 2001 -- Description of acquisitions of the following assets in three separate transactions: (i) the assets related to the Next Generation Networks and Next Generations Network Ventures conferences and tradeshows (the "NGN Assets"), (ii) the assets related to the Opticon and VoiceCon tradeshows and the Business Communications Review magazine (the "BCR Assets"), and (iii) the assets related to Voice on the Net Conferences and Sessions Initiation Protocol Summits (collectively, the "Pulver Assets").

     November 13, 2001 -- Amends the Current Report on Form 8-K filed on September 24, 2001 to include the audited financial statements and pro forma financial information required with respect to the acquisitions listed above.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEY3MEDIA GROUP, INC.

                                          By:     /s/ PETER B. KNEPPER
                                            ------------------------------------
                                            Name: Peter B. Knepper
                                            Title: Chief Financial and
                                              Accounting Officer
Date: November 14, 2001