Form 10-K
period 2001-12-31
KEY3MEDIA GROUP INC
filed 2002-03-29
CIK 1113674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER: 001-16061

                             KEY3MEDIA GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      95-4799962
(State or other jurisdiction of incorporation       (I.R.S. employer identification no.)
               or organization)
        5700 WILSHIRE BLVD, SUITE 325
               LOS ANGELES, CA                                     90036
   (Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     As of March 18, 2002 there were 68,277,919 shares of the registrant's common stock outstanding.

     Based upon the March 18, 2002 New York Stock Exchange closing price of $5.00 per share, the aggregate market value of the Registrant's outstanding common stock held by non-affiliates is approximately $95.3 million. (If all the Registrant's convertible preferred stock had been converted on such date, the aggregate market value would be approximately $140.7 million.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relative to its Annual Meeting of Stockholders to be held on May 15, 2002, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

FORM 10-K ITEM NUMBER                                                     PAGE NO.
---------------------                                                     --------
                                      PART I
Item 1.    Business....................................................       1
Item 2.    Properties..................................................      16
Item 3.    Legal Proceedings...........................................      16
Item 4.    Matters Submitted to a Vote of Security Holders.............      17
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      19
Item 6.    Selected Financial Data.....................................      20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      23
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................      36
Item 8.    Financial Statements and Supplementary Data.................      37
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      37

Item 10.   Directors and Executive Officers of the Registrant..........      37
Item 11.   Executive Compensation......................................      37
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      37
Item 13.   Certain Relationships and Related Transactions..............      37

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form
           8-K.........................................................      37
Signatures.............................................................      41
Power of Attorney......................................................      42
Index to Financial Statements and Financial Statement Schedule.........     F-1

                           FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements," including statements about Key3Media's future results, plans and goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can find many (but not all) of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause Key3Media's actual results to differ materially from those expressed or implied in this release. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. In addition, the terrorist attacks on September 11, 2001 have adversely affected the economy generally and significantly decreased air travel in particular. These developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on our businesses, results of operations or financial condition. We discuss some of these and other factors that could cause actual results to differ from those expressed or implied by forward looking statements in "Item
1 -- Business -- Certain Factors That May Affect Our Businesses". We do not plan to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Key3Media Group, Inc. was incorporated in 2000 to hold Ziff-Davis Inc.'s portfolio of tradeshow businesses. We were spun off from Ziff-Davis in August 2000. Our principal executive offices are located at 5700 Wilshire Blvd., Suite 325, Los Angeles, CA 90036, and our telephone number is (323) 954-6000. When we use the terms "Key3Media", "Registrant", "we" and "our", we mean, prior to the spin-off, the portfolio of tradeshow and other event businesses formerly held by Ziff-Davis Inc. and, after the spin-off, Key3Media Group, Inc., a Delaware corporation, and its subsidiaries.

     We produce, manage and promote a portfolio of tradeshows, conferences and other events for the information technology, or IT, industry. Our events provide community, content and commerce for vendors, resellers, large volume end-users and others involved in the IT industry, including consultants and other advisors. In 2001, we provided face-to-face marketplaces for business-to-business marketing, sales and education in the IT industry for more than 1.1 million participants at 29 owned and operated events, including co-located events.

     In 2001, our COMDEX and NetWorld+Interop events were the top two IT industry tradeshow brands in the United States when measured by revenue from exhibit space rentals based on statistical data obtained from Tradeshow Week, a leading industry publication. We also produce customized events for specific IT vendors and specific segments of the IT industry. At our events, we rent space to exhibitors and receive commissions from third parties who provide services to our exhibitors. We also charge fees for conferences and sell advertising and sponsorships. In 2001, our revenue was $252.3 million, our net loss was $21.4 million and our earnings before interest, taxes, depreciation and amortization, or EBITDA, were $64.0 million.

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

     Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2001 tradeshow was the largest tradeshow in the United States for any industry when measured by revenue from exhibit space rentals and attendance (including exhibitor personnel). In 2001, we offered 16 COMDEX events in 13 countries and our owned and operated COMDEX events generated about 26% of our revenue. Our NetWorld+Interop tradeshows focus on the networking, Internet and telecommunications sectors of the IT industry, although our shows outside the United States also address broader aspects of the IT industry. In 2001, we held five NetWorld+Interop tradeshows in four countries and we owned and operated four of them. These four NetWorld+Interop tradeshows generated approximately 40% of our revenue in 2001.

     We currently employ approximately 625 people, including sales, marketing, operational and corporate service personnel. Of these, approximately 550 are in the United States and the balance are in France, Sweden, Japan, Australia and Canada. We also employ temporary personnel from time to time. None of our United States employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

INDUSTRY OVERVIEW

     Tradeshows, conferences and other business-to-business events provide face-to-face interaction between buyers and sellers and offer educational and networking opportunities for attendees. Tradeshow Week has estimated that there are over 13,000 trade and consumer events held annually worldwide. The spectrum of these events is fairly broad, with individual shows distinguishing themselves by their style, the nature and level of sophistication of their content, organizational efficiency and, most importantly, by their attendance record.

     With the recent difficulties experienced in the IT industry, exhibitors have become much more selective in choosing events and more sensitive to the returns they can generate from their marketing investments. Exhibitors consider not only exhibit space rental costs, but also other event-related costs such as exhibit design and production, transportation, travel, lodging and entertainment costs and event-related promotions. We believe that our revenues, net paid square footage of exhibit space and conference participants have been adversely affected by continuing difficulties in the IT industry and reductions in IT marketing and travel budgets and the events that occurred on September 11, 2001. See "Certain Factors That May Affect Our Businesses" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

     As an alternative to exhibiting at events, some IT vendors host private events such as regional conferences, product demonstrations, user-group meetings, road shows and educational demonstrations. While these allow vendors to engage customers in a more controlled environment, they typically involve much smaller audiences than attend larger industry events. We believe that our larger industry leading events present better opportunities for our exhibitors to launch new products and services, establish and enhance their brands with customers and the media and maintain the face-to-face connection with their buyers. We also believe that the "see and be seen" aspect of our events is very important to exhibitors who are seeking to maximize the returns from their sales and marketing efforts.

OUR COMPETITIVE STRENGTHS

     We believe that our business has several competitive strengths:

  WE BELIEVE WE ARE THE INDUSTRY LEADER IN IT EVENTS

     We believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals and we have the leading brands in our industry. In 2001, our leading COMDEX and NetWorld+Interop events were the top two IT industry tradeshows in the United States in terms of revenue from exhibit space rentals. We believe our COMDEX and NetWorld+Interop brands are among the most distinctive and recognizable brand names in the IT event industry. We also have a portfolio of other events with strong market and brand positions in specific segments of the IT industry. We believe that our size and portfolio of leading brands help us consistently attract the biggest names in the IT industry as exhibitors, conference participants and keynote speakers.

  ATTRACTIVE COST STRUCTURE

     Our variable costs are low and our fixed costs are predictable. Due to our cost structure, most of any incremental revenue that we can generate from a profitable show will translate into increased cash flow, EBITDA and net income. We seek to generate incremental revenues by renting more exhibit space, increasing (if possible) our exhibitor space rental fees and/or selling more advertising and sponsorships. In 2001, our operating margin, which is our EBITDA as a percentage of our revenues, was 25.4%. Our exhibitors are contractually required to pay for exhibit space rentals in advance in two or three installments. The last installment is usually due six months prior to the event or, if the contract is signed after this date, on the date of the contract.

  COMPREHENSIVE PORTFOLIO OF IT BRANDS

     We believe we have a broader and more extensive portfolio of IT brands than any other events company. We have brands for horizontal events that cover the full spectrum of the IT industry and for vertical events that target particular segments of the industry. We believe that our portfolio of well known IT event brands helps us attract and retain exhibitors and attendees. It also allows us to provide for the needs of most participants in the IT industry in the United States and to generate multiple revenue streams from the industry with limited audience overlap. We believe that we have less than 15% attendee overlap between our fall and spring COMDEX events and between our largest COMDEX and NetWorld+Interop events.

  EXTENSIVE DATABASE OF EXHIBITORS AND ATTENDEES

     We have an extensive database of participants in the IT industry which contains approximately 2.9 million names in the United States and more than 1.3 million names outside the United States. Our database generally contains important demographic information for each participant, including items like job function, company size and type, product interests, purchasing habits and installed operating systems. We use this database to identify and target both exhibitors and attendees for our existing events.

OUR STRATEGY

     We are seeking to increase our revenue, cash flow and earnings by pursuing the following strategies:

  FOCUS ON KEY REVENUE DRIVERS

     We generate multiple streams of revenue from our events and will focus on the following key revenue drivers:

          Increase Exhibit Space Rentals. We seek to increase revenue from our exhibit space rentals by increasing the amount of space we rent and, if possible, the fees we charge to our exhibitors for such rentals. While we have raised exhibit space rental fees in each of the last two years for many of our continuing shows, we do not expect to do so in 2002 due to the continuing difficulties in the IT industry and the economy in general.

          Increase Advertising, Sponsorships and Promotions. One of our key initiatives is to increase our advertising and sponsorships revenue and to generate additional revenue by introducing promotional activities at our events. We sold advertising and sponsorships outside the IT industry for the first time at COMDEX Fall 2000 and have continued to focus on increasing our advertising and sponsorship base since that time.

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

  REDUCE EXPENSES

     Our strategy is to reduce our expenses to the maximum extent that we can without compromising the quality of the products and services we offer or our potential for future growth. In 2001, we successfully implemented a program of negotiating cost reductions from many of our third party suppliers and reduced our number of employees. For additional information regarding our efforts to reduce expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Developments in 2001 -- Expense Reduction Programs."

  MAINTAIN AND EXTEND OUR INDUSTRY LEADING POSITION

     We believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals and that COMDEX and NetWorld+Interop are the leading brands in our industry. We believe that we can maintain and extend our industry leading position by:

     - focusing our events on the emerging and fastest growing sectors of the IT industry served by our events;

     - expanding our exhibitor and attendee base;

     - increasing our advertising and sponsorships revenues and introducing promotional activities; and

     - increasing attendee participation in its conferences.

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

  PURSUE ACQUISITIONS SELECTIVELY

     We may acquire other producers of events if we believe they can create shareholder value and are available on reasonable terms. We may use such acquisitions to strengthen and expand our existing event portfolio and/or to expand outside the IT industry and business-to-business events. We believe that we can create operating efficiencies by applying our expertise and experience. In 2001, we made several strategic acquisitions in the IT industry, which are described in "Item 7 -- Management's Discussion of Financial Conditions and Results of Operations -- Recent Developments."

  EXPAND INTERNATIONALLY

     We have been able to extend our leading brands outside the United States through a combination of events we own and operate and international contract events in which we license our brand to other operators and typically receive guaranteed minimum payments and a return based on the performance of the licensed event. In 2001, we had 12 owned and operated and 11 contract events outside the United States. We believe we have the potential to expand our international operations further through acquisitions and by leveraging our U.S. experience and reputation. In June 2001, we acquired SOFTBANK Forums Japan, Inc. ("SB Forums"), which owns and operates the NetWorld+Interop tradeshow in Tokyo, one of the largest IT tradeshows in Japan, and several smaller custom events in Japan. In January 2002, we acquired ExpoNova Events & Exhibitions, a Sweden-based company that specializes in the IT tradeshow industry and produces COMDEX Nordic and other technology-oriented exhibitions and conferences.

OUR EVENTS

     In 2001, we produced 29 owned and operated events, including co-located events. In 2001, these events were attended by a total of more than 1.1 million participants. In addition to the events we own and operate, we license our brands to foreign tradeshow operators for use in connection with 11 events held outside of the United States. We refer to these as our international contract events. Most of our international contract events are operated under the COMDEX or NetWorld+Interop brands.

     Generally, our events have three features in common, although the emphasis may vary:

     - an exposition floor on which exhibitors and attendees interact face-to-face;

     - conferences designed to inform and educate IT professionals; and

     - keynote speakers and product launches.

     We produce events under a number of different brand names, including COMDEX, NetWorld+Interop, Seybold Seminars, JavaOne, VON and BCR/NGN. Our two most important brands in terms of revenues are COMDEX and NetWorld+Interop. We classify our events as "horizontal" events if they cover the full spectrum of the IT industry and "vertical" events if they focus only on particular segments of the IT industry. Our COMDEX tradeshows are horizontal events and all our other events are vertical. NetWorld+Interop and Seybold Seminars are our largest vertical events. Consistent with industry trends, our vertical events have grown significantly and performed better than our horizontal events. Our JavaOne conference is our largest customized event. VON, VoiceCon, Opticon, Next Generation Networks and Next Generation Ventures are vertical events that focus on the networking and Internet Protocol communication industries. In addition to our branded events, we conduct a series of customized vertical events through our Studios division.

     The following table summarizes the scope and reach of our principal branded and customized events:

NAME                      TYPE         TARGET AUDIENCE              FOCUS              2001 LOCATIONS
----                      ----         ---------------              -----              --------------
COMDEX                 Horizontal   Full spectrum of IT     Chief information       Athens, Basel,
                                    industry                officers, chief         Beijing, Buenos
                                                            technology officers,    Aires, Chicago,
                                                            business managers and   Jeddah, Las Vegas,
                                                            corporate consumers     Mexico City,
                                                                                    Montreal, Paris, Sao
                                                                                    Paulo, Seoul,
                                                                                    Singapore, Tel Aviv,
                                                                                    Toronto, Vancouver
NetWorld+Interop       Vertical     Network engineers and   Computer networking,    Atlanta, Las Vegas,
                                    developers              the Internet and        Paris, Sao Paulo,
                                                            telecommunications      Tokyo
Seybold Seminars       Vertical     Publishing              Web and desktop         Boston, San Francisco
                                    professionals and web   publishing and print
                                    designers
JavaOne                Vertical     Independent and         Java technology         San Francisco
                                    enterprise software
                                    platform developers
VON                    Vertical     Network engineers and   Networking, Internet    Atlanta, Austin
  - VON Conferences                 developers              Protocol
BCR/NGN                Vertical     Network engineers,      Networking, Internet    Boston
  - VoiceCon                        developers and          Protocol
  - Opticon                         Venture Capitalists
  - Next Generation
    Networks
  - Next Generation
    Ventures
CRM/Support Services   Vertical     Business managers       Help desk and           Washington, D.C.
                                                            technical support       Orlando
Studios                Vertical     Various                 IT needs of specific    Various
                                                            vendors and markets

  COMDEX

     Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2001 tradeshow was the largest tradeshow in the United States when measured by revenue from exhibitor space rentals and attendance (including exhibitor personnel). In 2001, we offered 16 COMDEX tradeshows in 13 countries. We plan to co-locate a new COMDEX event with our NetWorld+Interop show in Atlanta in September 2002.

     Our COMDEX tradeshows cover a broad range of new technologies at every stage, from their development and introduction to commercial maturity. Many of the most significant business technology, digital and computer products launched over the past 20 years occurred at COMDEX tradeshows, including the launch of the IBM PC, Lotus 1-2-3, Windows 3.1, Windows CE and DVD. Microsoft featured its X-Box at our COMDEX Fall show in 2001.

     IT and Internet technologies form an integral part of our COMDEX tradeshows. While maintaining our coverage of the full spectrum of the IT industry, we are currently highlighting nine key technology areas:

     - Information Security -- Security will be a top spending priority for companies throughout 2002 and 2003. COMDEX will focus on information security, biometrics, anti-virus, firewalls, security services and security management software.

     - Digital Imaging and Document Management -- Whether outputting to paper or the Web, enterprise publishing has gone digital, as has document management and distribution. COMDEX will focus on the technologies and solutions that drive efficiency, productivity and creativity for businesses.

     - Digital Lifestyles -- The convergence of personal and professional life is driving significant technology and services innovation. COMDEX will focus on how the PC continues to emerge as the digital hub of the home, becoming the center of creativity. With education and special programs attendees will explore whether the PC is the most versatile device for the transition from productivity to creativity.

     - Software Platforms and Solutions -- Operating systems, utility applications, analytics, collaborative software, supply chain management, CRM, ERP, database, e-commerce, e-business -- there is no better comparative platform than COMDEX, which also features, Key3Media's Customer 360 event.

     - Web Services -- The burgeoning set of technologies that allow software to offer identical functions on multiple devices will be highlighted, including XML, SOAP, WSDL and UDDI.

     - Infrastructure -- This zone will focus on network infrastructure equipment, integration, storage solutions including SANs, VPNs, managed services, hosting, content delivery and more.

     - Networking and communications -- Products that provide the broadband infrastructure for the delivery of data, voice and video, while focusing on such issues as network security and virtual private networking.

     - eMobility and Wireless -- Businesses are going mobile at an ever increasing pace. Data access, devices, applications, security and connectivity solutions must be explored in great detail to ensure business viability. WAP, HomeRF, WiFi, wireless Ethernet, broadband, fixed wireless and more will be featured in this zone.

     - OEM and International Components manufacturers -- Technology vendors and channel members have been building relationships at COMDEX for 23 years. As technologies converge and emerge, COMDEX will continue to be fertile ground for new partnerships that will drive new solutions.

     Our COMDEX Fall tradeshow is a five-day tradeshow we hold in Las Vegas in November of each year. Although we offer other COMDEX shows, COMDEX Fall is the single tradeshow that brings the entire IT industry together. COMDEX Fall has international appeal. It includes a large number of country- and region-sponsored pavilions designed to introduce attendees to the products and technologies from their local regions. In 2001, it was attended by approximately 21,000 international attendees. In total, COMDEX Fall 2001 was attended by more than 1,700 exhibitors occupying 630,000 square feet of exhibitor space and over 125,000 attendees. In 2001, exhibitors for COMDEX Fall included: Microsoft Corporation, Toshiba Corporation, Intel Corporation, Electronic Data Systems Corporation, Philips Electronics N.V., Matsushita Electric Industrial Co., Ltd. (owner of the Panasonic brand), and Xerox Corporation.

     Despite a recovery in 2000, our COMDEX Fall tradeshow experienced a decline in revenues, exhibit space rentals and attendees in 2001, 1999 and 1998. We believe that the declines in 1999 and 1998 were due primarily to the consolidation of IT vendors, adverse economic conditions in Asia, the commoditization of personal computers (which were a focus of COMDEX Fall in the 1990's) and the significant shift in the IT industry away from mainframe and personal computing and towards networks, wireless communications and the Internet. We believe that the declines in 2001 were due primarily to adverse conditions in the IT industry and the events of September 11th and their effect on travel.

  NETWORLD+INTEROP

     Our NetWorld+Interop tradeshows are our largest branded vertical events. They focus on the rapidly growing and converging fields of computer networking, the Internet and telecommunications, although our shows outside the United States also address broader aspects of the IT industry.

     Our largest NetWorld+Interop tradeshow is held each year in Las Vegas and, in 2001, was the second largest IT tradeshow in the United States when measured by revenue from exhibit space rentals. In 2001, our owned and operated NetWorld+Interop events generated approximately 40% of our revenues. In 2001, our NetWorld+Interop tradeshow in Las Vegas had approximately 850 exhibiting companies occupying over 518,000 net square feet of exhibit rental space and approximately 61,000 attendees.

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

     Each NetWorld+Interop tradeshow in the United States features InteropNet, a live, multi-platform, vendor-sponsored network that interconnects exhibitors and attendees to one another and to the Internet. Exhibitors at our 2001 NetWorld+Interop tradeshows included: Novell, Inc., Lucent Technologies, Inc., Computer Associates International, Inc., Microsoft Corporation and Nortel Networks Corporation.

  SEYBOLD SEMINARS

     Our Seybold Seminars are vertical events that target the latest technologies and products, design tools and applications for web and desktop print publishing. We hold our largest Seybold Seminars event each fall in San Francisco. In 2001, our Seybold Seminars in San Francisco had approximately 200 exhibiting companies occupying over 95,000 net square feet of exhibit space and approximately 22,000 attendees. In 2001, we added a one-day Seybold Summit to Seybold San Francisco. The Summit is an educational program designed to help professionals comprehend the future of information design production, delivery and new tools to help them accomplish their goals and make money. We also hold a Seybold Seminars event on the east coast in the first half of each year. In 2002 we moved this event to New York from Boston. Major exhibitors at the Seybold Seminars events include Apple Computer, Inc., Adobe Systems Incorporated, Intel Corporation and Macromedia, Inc.

  JAVAONE

     We believe our JavaOne event is the largest software developer conference in the world and the premier source of technical education on the latest developments for the Java technology platform. Attendees at JavaOne are typically either independent or enterprise software developers. JavaOne is unlike our other events in that exhibitors are invited by Sun Microsystems, Inc. to participate in the conference. As a result, most of our revenue from JavaOne is from conference fees, with over 20,000 attendees at our 2001 event. Our secondary revenue is derived from sales of sponsorships and exhibitor space fees with 332 exhibitors for 2001. Exhibitors at JavaOne 2001 included: Apple Computer, Inc., Fujitsu Software Corporation, Hewlett-Packard Company-Network Services, International Business Machines Corporation and Motorola. In November 2001, we held our first JavaOne conference outside the United States in Yokohama, Japan.

     We own and produce the JavaOne event under an exclusive license agreement from Sun Microsystems, the inventor and developer of Java technology, which expires in July 2004. See "-- Trademarks and Licenses".

  STUDIOS

     Our Studios division, Key3Studios, produces a wide range of events in the United States and international markets. These events include technical, sales, marketing and educational conferences, road shows, seminars, corporate meetings, exhibitions, trade shows and executive forums. By working as a "strategic marketing partner", Key3Studios helps its clients penetrate new markets, create and develop community building activities, build brand recognition and educate and build awareness among their most important customers and buying prospects.

     In 2001, Studios clients included Intel Corporation, Sun Microsystems, Bluetooth SIG, RealNetworks, Inc., Interwoven, Inc., Microsoft Corporation, Kana Communications, Inc., Mobius (formerly Softbank Venture Forum), Foundry Networks and WebCT.

  VON CONFERENCES AND SIP SUMMITS

     In September 2001, we acquired two event brands from pulver.com: Voice on the Net (VON) Conferences and Session Initiation Protocol (SIP) Summits. pulver.com is considered one of the industry leaders in the networking and initiation protocol communications sectors. There are six VON Conferences around the world each year, which focus on the convergence of the telecom and Internet industries. There are currently two SIP Summits each year. SIP is a signaling protocol used for Internet conferencing, telephony, presence, events notification and instant messaging.

  NGN AND BCR

     In September 2001, we acquired the Opticon, VoiceCon, Next Generation Networks (NGN) and Next Generation Ventures conferences and tradeshows and Business Communications Review (BCR) magazine from BCR Enterprises, Inc. and McQuillan Ventures. The events focus on computer, optical, voice and other types of networking technology. Business Communications Review magazine is a leading magazine for enterprise network managers and other communications professionals that provides analysis of networking technology, trends, management issues, pricing, and regulation.

  INTERNATIONAL EXPOSITIONS

     Internationally, we have two primary methods of operation. We own and operate some of our largest international events and operate the others as international contract events. We own and operate the NetWorld+Interop events in France and Japan and three COMDEX events in Canada. In addition, we owned, but did not operate, a COMDEX event in Mexico in 2001 although we have terminated our contracts for this event and another COMDEX event in Argentina in 2002. We also own and operate the Technology in Government Week event in Ottawa, Canada. We run our owned and operated international shows essentially in the same manner as our U.S. shows, although we modify our offerings and procedures to fit the local environment.

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

     On June 15, 2001, our wholly owned subsidiary, Key3Media Events, completed its acquisition of all of SOFTBANK America Inc.'s interest in SB Forums. SB Forums owns and operates tradeshows and conferences in Japan, including the NetWorld+Interop Tokyo tradeshow, one of the largest IT tradeshows in Japan, which takes place in June each year, and several custom events scheduled throughout the year. For more information about these events, refer to the section entitled "Related Party Transactions -- Acquisition of SB Forums" in our definitive proxy statement.

     In late November 2001, we announced the acquisition of ExpoNova Events & Exhibitions, Scandinavia's premier IT tradeshow organizer. Founded in 1996, ExpoNova has grown rapidly to become a leading organizer throughout Scandinavia for the IT, telecom and marketing sectors. ExpoNova currently produces events including COMDEX Nordic, PubTech/Ondemand, Information Management, Business Software, Nordic Telecom Week, and other technology-oriented exhibitions and conferences. The transaction closed in January 2002. We have also agreed to purchase IW Nordic Expo Ab, an affiliated Sweden-based company that will continue to produce Internet World Sweden and Internet World Norway. There are 13 ExpoNova events currently produced in Scandinavia each year.

     In November 2001, we announced we were working with the U.S. Department of Commerce to develop several programs to assist U.S.-based IT companies interested in doing business overseas. Since 1995, the U.S. Commercial Service has brought thousands of international buyers representing more than 100 countries to our tradeshows all over the world. The U.S. Commercial Service matches our event exhibitors with international buyers in a number of ways. Before the show, exhibitors fill out detailed questionnaires about their business and potential partners they are seeking. This information is then entered into an online matchmaking system called COMDEX Connect, which organizes the data and pairs companies as business objectives match.

MANAGEMENT OF EVENTS

     We manage all of our owned and operated events on a decentralized basis. We assign a general manager for each event who is responsible for all aspects of the event including the profitability of the event. Each event has dedicated employee teams consisting of both direct reports and shared centralized resources in each of the following areas:

     - sales;

     - marketing communications and media; and

     - operations.

     The employee teams report directly to the general manager for the event as well as to the heads of their respective departments.

  SALES

     Our events provide a face-to-face forum for business-to-business sales, business marketing, and professional education for the IT industry. We maintain three groups of sales professionals to maximize event revenue in each of these areas.

     Exhibit Space Rentals. We maintain a staff of dedicated sales professionals who report directly to our event general managers. These professionals attend their respective events to ensure client satisfaction and to accept reservations for exhibit space at the following year's event by participating exhibitors. Historically, between 60% and 70% of the ensuing year's exhibit space is contracted at the current year's event, although in 2001 the percentages were lower due to the difficulties being experienced in the IT industry and the events of September 11th. Throughout the year, our exhibition sales staff is responsible for encouraging exhibitor upgrades, reducing exhibitor churn and ensuring timely payment of remaining installments. Our exhibition sales staff also prospects for new clients and sells remaining exhibit space using telemarketing or, for larger customers, in-person sales calls.

     Advertising and Sponsorships. Our event marketing staff is responsible for selling advertising and sponsorships to participating exhibitors at our events, including banner advertising, brochure and program advertising, website advertising, and keynote, luncheon and other event sponsorships. This group is centralized and individual sales professionals are assigned to one or more events.

     Conferences. We also have a sales team that is responsible for selling the special conferences we provide at our events directly to the attendees. A team of conference sales professionals is dedicated to each event for the four months preceding that event.

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

  OPERATIONS

     Our operations staff is responsible for all event logistics, including the activities described below. Our operations group also handles exhibitor contract administration with respect to our responsibilities in each of these areas.

     Venue Management. Our venue management group contracts with hotels or convention centers for exhibition space and meeting rooms. This group is responsible for identifying appropriate venues, negotiating per-square-foot rates and for ongoing contract maintenance. We have venues under contract for COMDEX Fall and NetWorld+Interop Las Vegas for each of the next three years.

     Vendor Management. We maintain agreements with several professional vendors, including florists, booth architects and designers, travel agencies and moving companies who assist our exhibitors in creating and transporting their exhibits. We collect a commission each time an exhibitor uses one of our preferred vendors. Our vendor management group is primarily responsible for facilitating introductions between our vendors and exhibitors and collecting fees from chosen vendors.

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

  KEY VENDORS

     We enter into contracts with our third party suppliers. Under these contracts, we usually agree to promote the services offered by the suppliers to our exhibitors in exchange for the suppliers' agreement to give us a certain percentage of their revenue from our exhibitors. The size of the commissions we receive varies between 10% and 25%.

     In 2001, we used Freeman Decorating Co. ("Freeman") and Champion Exposition Services, Inc. ("Champion") as our principal "decorators". In the tradeshow industry, decorators offer to provide various services to us and to exhibitors to assist them create, set up, maintain and remove their exhibits. We recommend and promote our decorator's services to our exhibitors at most of our United States and Canadian events. The services that our decorators provide to us and to exhibitors include shipping, installation and dismantling of booth structures and contents, furniture and fixture rental, trash removal and similar services. Freeman was the decorator for our 2001 COMDEX events in North America and for our "Government in Technology Week" in Canada, and Champion was the decorator in 2001 for our NetWorld+Interop, JavaOne, and Seybold Seminars events in the United States.

     We have recently entered into an agreement with GES Exposition Services, Inc. under which it will be the decorator for our COMDEX events in the United States and Canada for a two year period beginning with COMDEX Fall 2002.

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

     As a result of an assignment made by Novell, Inc. in December 2001, we now own the trademarks "NetWorld+Interop", "NetWorld" and "Interop". Prior to this assignment, Novell owned the trademark "NetWorld", we owned the trademark "Interop" and we shared with Novell the intellectual property rights to the "NetWorld+Interop" trademark. In consideration for the assignment, we agreed to pay Novell $500,000, half of which is payable in April and October of 2002. In addition, we agreed to provide Novell with free booth and discounted overflow space, marketing opportunities, and other benefits at a discount. Our agreement with Novell expires on December 31, 2004, but we will retain ownership of the "NetWorld+Interop" and "NetWorld" trademarks after any termination.

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

  COMPETITION

     The IT events industry is highly competitive and is characterized by low barriers to entry. Although we believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals, we face competition from tradeshow management companies that operate in other and more diverse industries, including the following companies:

     - Deutsche Messe AG is one of the world's largest trade fair and exhibit organizers. It owns and operates the CeBIT tradeshow held annually in Hanover, Germany, which is the largest IT tradeshow in the world;

     - CMP Media Inc., a subsidiary of United News & Media plc, publishes Information Week, Internet Week and Computer Reseller News. Its exhibition businesses include e-business expo and PC Expo;

     - Advanstar Communications, Inc., publishes newspapers and magazines that serve a variety of markets including the internet/e-business segment. It manages 79 tradeshows and conferences in North America, Latin America, Europe and Asia;

     - IDG is a multi-national, multimedia publishing company focused on the technology market. It produces more than 168 conferences and events in 35 countries;

     - Reed Exhibit Companies, a subsidiary of Reed Elsevier plc, organizes over 470 tradeshows and consumer events in 29 countries;

     - Penton Media, Inc., is a publishing company that produces more than 130 tradeshows and conferences throughout the world. It covers various industries including IT and owns Internet World;

     - DMG World Media, a wholly owned subsidiary of the Daily Mail and General Trust plc, a FTSE 100 company, operates over 260 public and trade exhibitions worldwide;

     - VS&A Communications Partners is a private equity investor which owns several trade show companies in a variety of industries;

     - VNU Expositions, Inc., a wholly owned subsidiary of VNU, operates more than 50 trade shows around the world in a variety of industry segments; and

     - Other top show operators include PriMedia publishing and Hall-Erickson
       Inc.

     We also compete for advertising dollars with other forms of media, including print publishing and the Internet. We must make our events more attractive to exhibitors and attendees than the other alternatives available to them or we will lose advertising dollars to our competitors.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESSES

  WE SERVE THE IT INDUSTRY, WHICH HAS RECENTLY EXPERIENCED DIFFICULTIES AND CAN CHANGE RAPIDLY

     All of our events currently serve vendors and customers in the IT industry. Many participants in the IT industry have experienced declining revenues, reduced or negative cash flows and declining share prices. Some industry participants have announced lay-offs and other cost-cutting measures, and we believe many others are implementing similar initiatives. If these or future developments cause our exhibitors and attendees to reduce significantly their tradeshow budgets and travel and entertainment expenses, our revenues and results of operations will be affected adversely. The marketing decisions of some of our larger exhibitors could also influence the decisions of other exhibitors. Because most of our exhibitors are required to pay for their exhibit space on a non-refundable basis six months before the event, exhibit space rentals may not immediately reflect the full impact of a downturn. In addition to its recent difficulties, the IT industry is a rapidly evolving industry in which trends and preferences can shift quickly as new technologies and products are introduced. If we fail in the future to identify and focus our events on the most important emerging trends and preferences in the IT industry, it could adversely affect our results of operations.

  THE TERRORIST ATTACKS ON THE UNITED STATES HAVE NEGATIVELY AFFECTED OUR TRADE SHOWS AND CONFERENCES AND ARE LIKELY TO CONTINUE TO DO SO IN THE FUTURE

     On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. The United States and other countries have responded with concerted action against the suspected terrorists. There have been several cases of deliberate anthrax infection in the United States which are also suspected to be terrorist attacks. These events and the ongoing uncertainty they have created have adversely affected the economy in general and the tradeshow and conference industry in particular. There has been a decline in air travel and tradeshow and conference attendance due to, among other things, the public's general reluctance to travel and fears concerning additional acts of terrorism, as well as reduced operations by airlines due to, among other things, decreased demands for air travel, new security directives and increased costs. While we cannot predict how these events or any similar events that may occur in the future will affect our business, results of operation or financial condition, it is likely that our trade shows and conferences will be negatively affected at least in the near future. Continued negative market conditions due to acts of terrorism, any future occurrences of similar actions and potential responsive actions by the United States and other countries that perpetuate or aggravate the current climate of fear and uncertainty could cause more disruption of our tradeshows and conferences.

 THERE WAS A GENERAL DOWNTURN IN THE U.S. ECONOMY IN 2001

     There was a general downturn in the U.S. economy in 2001, not only due in part to the difficulties in the IT industry and the events of September 11th but also due to other economic factors and conditions. If these trends continue or become worse, they could adversely affect the ability and willingness of exhibitors, attendees and advertisers to participate in our events and the extent of that participation. This could materially and adversely affect our business, results of operations and financial condition.

  ALL OF OUR MAJOR DOMESTIC TRADESHOWS AND EVENTS HAD LOWER RESULTS IN 2001 THAN IN 2000

     Due in part to the adverse conditions and developments referred to above, all of our major domestic tradeshows and events had lower revenues and contributions to earnings in 2001 than in 2000. Exhibition space rentals, conference participation, advertising and sponsorship, commissions from third party service providers to our exhibitors, attendance and resign rates were all generally down at these events in 2001. We expect these trends to continue for an indeterminate time in the future. These trends adversely affected our results of operations for 2001 and if they continue in the future our business, results of operations and financial condition could be adversely affected.

  OUR REVENUES AND RESULTS DEPEND SIGNIFICANTLY ON A FEW IMPORTANT IT TRADESHOWS THAT HAVE EXPERIENCED ADVERSE RESULTS IN RECENT YEARS

     Historically, we have derived a significant portion of our revenues from a few of our trade shows, and we expect that our reliance on these shows will continue in the future. In 2001, we derived about 26% of our revenue from tradeshows that we owned and operated under the COMDEX brand name and approximately 22% from our COMDEX Fall tradeshow in particular. We also derived approximately 40% of our revenue from our NetWorld+Interop tradeshows including 31% from our largest two tradeshows under this brand. Although we are seeking to diversify our portfolio of tradeshows, our revenues and results of operations depend substantially on the success of our COMDEX Fall and top two NetWorld+Interop tradeshows. We had five major events that occurred during 2001:
JavaOne, COMDEX Spring, NetWorld+Interop Las Vegas, Seybold Seminars Boston and COMDEX Fall. Compared to the prior year, paid attendance was down at JavaOne and each of these events other than JavaOne experienced a decline in exhibit space rentals, conference participation and attendees. Exhibit space rentals were down slightly at NetWorld+Interop Las Vegas and Seybold Seminars Boston and by a greater amount at COMDEX Spring and COMDEX Fall. Conference participation and attendance fell more significantly at these five events. If these trends continue in the future at our events, it will adversely affect our results of operations.

  OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We have a significant amount of indebtedness. As of December 31, 2001, we had $290.0 million of outstanding indebtedness represented by our 11.25% senior subordinated notes, $80.0 million borrowed on a senior secured basis under our senior bank revolving credit facility and the ability to borrow up to $38.2 million more under that facility, subject to certain conditions. This level of indebtedness could have important consequences for our shareholders, including the following:

     - it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements or other purposes;

     - it may limit our flexibility in planning for, or reacting to, changes in our business;

     - we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

     - it may make us more vulnerable to a downturn in our business or the economy;

     - the debt service requirements of our other indebtedness could make it more difficult for us to make payments on our senior subordinated notes;

     - a substantial portion of our cash flow from operations could be dedicated to payments in respect of our indebtedness and would not be available for other purposes; and

     - there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

     On November 15, 2001, Moody's Investor Service lowered the debt rating on all of our outstanding debt and placed us under review for further possible downgrades. Based on our discussions with Moody's, we expect that they will make their decision with respect to any future downgrading before the end of the second quarter of 2002. Moody's said this action reflected operational underperformance and reduced forward guidance. Moody's said, among other things, its review would focus on the impact of an increasingly weak advertising sector and broader economic environment on our business. On September 27, 2001, Standard & Poor's placed its rating on our Company on CreditWatch with negative implications. Standard & Poor's said that this action reflected their expectation that the operating environment for tradeshow and event companies will worsen as a result of the September 11th attacks and will exacerbate industry conditions that were already weak prior to the attacks. These actions by Moody's and Standard & Poor's will adversely affect our ability to borrow on favorable terms. Furthermore, this action may cause the share price of our common stock to decrease.

  RESTRICTIVE COVENANTS IN OUR SENIOR BANK REVOLVING CREDIT FACILITY AND THE INDENTURE MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES

     Our senior bank revolving credit facility and the indenture under which our senior subordinated notes were issued limit our ability, among other things, to:

     - incur additional indebtedness or contingent obligations;

     - pay dividends or make distributions to our stockholders;

     - repurchase or redeem our stock;

     - make investments;

     - grant liens;

     - make capital expenditures;

     - enter into transactions with our stockholders and affiliates;

     - sell assets; and

     - acquire the assets of, or merge or consolidate with, other companies.

     In the event we are unable to comply with the financial covenants in our senior bank revolving credit facility and are unsuccessful in obtaining waivers with respect to our noncompliance, our lenders would have the option to require us to immediately repay all of our borrowings under the facility. We do not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under our senior bank revolving credit facility would be an event of default in respect of our senior subordinated notes and could result in the acceleration of the maturity of those notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). We do not currently have sufficient funds to repay our senior subordinated notes in full.

 WE MAY ACQUIRE OTHER BUSINESSES AND THESE COULD PRESENT DIFFICULTIES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We may selectively acquire other businesses, which may or may not be focused on the IT industry and business-to-business market. As a result of these acquisitions, we may:

     - have difficulty assimilating their customers and personnel, particularly if the acquired events are not focused on the IT industry;

     - face difficulties related to the significant strain on our financial, management and operational resources, including the distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;

     - pay too much, especially if our industry consolidates and an active bidding process develops; and

     - borrow additional funds under our senior bank credit facility or otherwise if we use cash to make acquisitions.

     Some or all of the foregoing could adversely affect our results of operations, financial condition and/or cash flows.

 WE MAY EXPAND INTO NEW BUSINESSES IN WHICH WE HAVE NO EXPERIENCE AND OUR INEXPERIENCE MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We may expand our event portfolio to include events focusing on industries other than the IT industry. In addition, we may enter into non-event businesses. We have no recent experience in producing events outside the IT industry and no experience in businesses other than events. If we decide to pursue these opportunities, we may not be successful and our revenue and results of operations may be adversely affected.

 OUR HISTORICAL INFORMATION MAY NOT BE INDICATIVE OF OUR FUTURE RESULTS

     We were a division of Ziff-Davis Inc. until August 18, 2000 and we have operated as an independent public company only since that date. The historical financial information included in this Annual Report does not reflect what our results of operations, financial position and cash flows would have been if we had been a separate stand-alone entity during the periods presented and may not be indicative of our future results.

 THE IT EVENTS INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY LOSE EXHIBITORS, ATTENDEES AND ADVERTISING AND SPONSORSHIP REVENUE TO OUR COMPETITORS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     The IT events industry is highly competitive and is characterized by low barriers to entry. We compete with various established tradeshows, including those produced by the Deutsche Messe AG, (CeBIT); CMP Media, Inc., a subsidiary of United News and Media plc, produces PCExpo; Advanstar Communications, Inc. (Telexpo Brazil); IDG World Expo, a division of International Data Group (Comnet) Reed Exhibition Companies; and Penton Media, Inc. (Internet World). Some of our competitors are larger and have greater financial resources than we do. We also face competition from a growing number of new small and mid-sized regional events and events focusing on particular segments of the IT industry. At most tradeshows, participation by key exhibitors is important because it helps attract other exhibitors and attendees. If we were to lose any of our key exhibitors to our competitors, it could make our events less attractive to other exhibitors and attendees. We also compete for advertising dollars with other forms of media, including print publishing and the Internet. We must make our events more attractive to exhibitors and attendees than the other alternatives available to them or our business will suffer.

 IF WE CANNOT RETAIN KEY PERSONNEL, IT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Our success depends to a significant extent on the continued service of key management personnel including Fredric D. Rosen and Jason E. Chudnofsky. The loss or interruption of the services of our senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could also have an adverse effect on our financial condition or results of operations. We do not have any key man insurance.

 BECAUSE IT OWNS ALMOST A MAJORITY OF THE VOTING POWER OF OUR OUTSTANDING SHARES, SOFTBANK MAY BE ABLE TO CONTROL THE ELECTION OF OUR DIRECTORS AND THE OUTCOME OF ANY OTHER STOCKHOLDER VOTE

     SOFTBANK owns almost a majority of the voting power of our outstanding shares. As long as SOFTBANK owns almost a majority of the voting power of our outstanding shares, other stockholders may be unable to affect the outcome of stockholder voting. SOFTBANK may be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, SOFTBANK may be in a position to continue to control all matters affecting us, including:

     - a change of control, including a merger;

     - the acquisition or disposition of assets by our company;

     - further issuances by us of common stock or other securities;

     - our incurrence of debt; and

     - the payment of dividends on our common stock.

 THE SEASONALITY OF OUR REVENUE MAY ADVERSELY AFFECT THE MARKET PRICES FOR OUR SHARES

     Although we receive the majority of fees we generate from our events in advance, we record them as revenue only when the events occur. Because of the timing of our largest tradeshows, our revenue is seasonal. Our revenue is usually higher during the second and fourth quarters of each calendar year, primarily because our largest NetWorld+Interop event occurs in the second quarter and our largest COMDEX event occurs in the fourth quarter. This seasonality causes our operating results to vary considerably from quarter to quarter and these fluctuations could adversely affect the market price of our common stock.

 WE ARE SUBJECT TO RISKS RELATED TO INTERNATIONAL OPERATIONS

     We operate a multinational business and, accordingly, we are subject to risks inherent in international operations, including:

     - the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

     - fluctuations in the exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate;

     - tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions; and

     - general economic and political conditions in the countries in which we operate may have an adverse effect on our operations in those countries or on our ability to generate exhibitors from those countries at our domestic tradeshows and conferences.

     We do not hedge our foreign currency exchange rate risk. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

ITEM 2.  PROPERTIES

     Our headquarters are in Los Angeles, California. We also have office space in Massachusetts, Northern California, Illinois, Japan, France, Australia, Canada and Sweden. We lease all of our material offices. We believe that our existing space is adequate to meet our needs for the immediate future and future growth can be accommodated by leasing additional or alternate space.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2000, our wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") sued GES Exposition Services, Inc. ("GES") for breach of contract in the United States District Court for the District of Massachusetts. We previously used GES as the decorator for all of our major events. We believed that GES was withholding commissions that it was required to pay to Key3Media Events under its decorator contract. GES raised a number of counterclaims in which it alleged that Key3Media Events owed it money and/or damages. The litigation was settled in July 2001. As a result of this settlement, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from our balance sheet. In addition, the settlement resulted in an increase in other income (expense), net for the second quarter of 2001 of approximately $6.7 million. A stipulation of dismissal with prejudice evidencing the companies' agreement to end the litigation was filed with the court on October 19, 2001.

     On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1.4 million. We entered into a lease for new office space in Needham and relocated to our new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1.7 million greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface
Group -- Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6.5 million, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A,
(vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. The case is in discovery.

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at the Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to Comdex Fall 2000 and over $2.0 million arising from breaches related to Comdex Fall 2001. The case is in discovery.

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $451,983 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R. L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10.5 million and punitive damages of $10.0 million.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10.0 million, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland.

     In connection with its spin-off from Ziff-Davis, we and our subsidiaries have received an indemnification from Ziff-Davis against all liabilities not related to our businesses, including the class actions and derivative litigation filed against Ziff-Davis discussed in our Registration Statement on Form S-1 (No. 333-36828).

     We and our subsidiaries are subject to various other claims and legal proceedings arising in the normal course of business. Our management believes that the ultimate liability, if any, in the aggregate will not be material to our financial position, results of operations or cash flows.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                  EXECUTIVE OFFICERS OF KEY3MEDIA GROUP, INC.

     Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers, all of whom have been appointed by and serve at the pleasure of our board of directors.

FREDRIC D. ROSEN, 58

     Fredric D. Rosen was hired by Ziff-Davis in March 2000 to become our Chairman and Chief Executive Officer. In the 18 months preceding his employment by Ziff-Davis, he was a consultant and private investor. Mr. Rosen was previously President & Chief Executive Officer of Ticketmaster Group, Inc., a position he held for more than 16 years, from 1982 to 1998. Mr. Rosen is also a member of the board of directors of Playboy.com, Inc., a private company.

JASON E. CHUDNOFSKY, 58

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

PETER B. KNEPPER, 53

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

NED S. GOLDSTEIN, 46

     Ned S. Goldstein was hired by Ziff-Davis in March 2000 to be our Executive Vice President and General Counsel. In 1998, Mr. Goldstein co-founded The Etechnology Companies, L.L.C. ("Etech"), a consulting, investment and lobbying firm specializing in new economy companies and issues. Before co-founding Etech, Mr. Goldstein was previously Senior Vice President and General Counsel of Ticketmaster Group, Inc., a position he held for more than 11 years, from 1987 to 1998. Mr. Goldstein is a member of the board of directors of M.Cam, Inc. a private company specializing in intellectual property valuation.

ROBERT PRIEST-HECK, 35

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

EUGENE L. COBUZZI, 45

     Eugene L. Cobuzzi was named as our Executive Vice-President of Operations and Strategic Planning in January of 2002. Mr. Cobuzzi had been a Senior Vice-President of Key3Media Events, Inc., focused on company operations, major vendor relationships, and mergers and acquisitions since January of 2001. Before joining our company, Mr. Cobuzzi developed new business opportunities in the digital music distribution space for Real Networks. Prior to that, Mr. Cobuzzi spent 15 years at Ticketmaster Corporation in a variety of executive positions including Chief Operating Officer and director.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period since the common stock commenced trading on the New York Stock Exchange on August 21, 2000 is set forth below. As of March 18, 2002, there were approximately 349 holders of record of our common stock.

     Our common stock commenced trading on the New York Stock Exchange under the symbol "KME" on August 21, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported by the Consolidated Tape Association:

                                                          2001              2000
                                                     --------------   ----------------
                                                      HIGH     LOW     HIGH       LOW
                                                     ------   -----   ------     -----
First quarter......................................  $13.31   $9.85       --        --
Second quarter.....................................  $12.50   $9.41       --        --
Third quarter......................................  $11.35   $3.30   $12.00(1)  $5.38(1)
Fourth quarter.....................................  $ 5.90   $3.00   $12.81     $8.38

---------------

(1) From August 21 to September 30, 2000

                                                                NUMBER OF
TITLE OF CLASS                                                RECORD HOLDERS
--------------                                                --------------
Common Stock................................................       349
Series A 5.5% Convertible Redeemable Preferred Stock........         1
Series B 5.5% Convertible Redeemable Preferred Stock........        16

     During 2000 and 2001, no dividends were declared. Our board of directors does not intend to pay any dividends in the foreseeable future. Instead, we will retain any future earnings to finance the operation and expansion of our business. In addition, our ability to pay dividends in the future is restricted by the terms of our credit facility and senior subordinated notes.

CONVERTIBLE PREFERRED STOCK TRANSACTIONS

     On November 27, 2001, we sold 1,000,000 shares of our Series A 5.5% Convertible Redeemable Preferred Stock to the Invemed Catalyst Fund, L.P. for $25.00 per share. On the same day we also sold 1,080,000 shares of our Series B 5.5% Convertible Redeemable Preferred Stock to ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., ValueAct Capital International, Ltd. and William M. Sams for $25.00 per share. On December 11, 2001, we sold an additional 300,000 shares of our Series B preferred stock to Trinity Fund, Ltd. and the Spirit Fund, Ltd., in exchange for $10.0 million aggregate principal amount of our 11.25% senior subordinated notes due 2011. For purposes of this exchange, the senior subordinated notes were valued at $7.5 million and the Series B preferred stock was issued for $25.00 per share. On December 19, 2001, we sold an additional 600,000 shares of our Series B preferred stock, using Allen & Company as placement agent, for $25.00 per share to the following purchasers: Levco Alternative Fund, Ltd., Purchase Associates, L.P., Cascade Investment, L.L.C., Trinity Fund, Ltd., Spirit Fund, Ltd., Bedford Oak Partners, LP, Chilton QP Investment Partners, L.P., Chilton International, L.P., Chilton Opportunity International, L.P., Chilton New Era Partners, L.P., Chilton New Era International, L.P., and The Gabelli Convertible Securities Fund, Inc.

     In the aggregate, we raised $67.0 million in cash from the sales of our convertible preferred stock and exchanged $10.0 million aggregate principal amount (valued at $7.5 million for purposes of the exchange) of our senior subordinated notes for shares of our convertible preferred stock. All of the sales of our convertible preferred stock and the exchange were accomplished in private placements exempt from registration requirement of the Securities Act of 1933 pursuant to section 4(2). The terms for Series A and Series B preferred stock are identical. The liquidation preference is $25.00 per share plus accrued but unpaid dividends, which accrues at the rate of 5.39% per annum prior to November 27, 2002 and at a rate of 5.5% after November 27, 2002, payable quarterly commencing on February 27, 2002 when, as and if declared by our board of directors. However, if all or any portion of any quarterly dividends is not paid, then the liquidation preference will increase by the amount of such unpaid dividend per share. In addition to the quarterly dividend, the holders of preferred stock will share equally in any dividends declared or paid to holders of our common stock and are entitled to vote on all matters on which holders of our common stock are entitled to vote on an as converted basis. Unless previously redeemed, both the Series A and Series B preferred stock are convertible into shares of our common stock at the option of the holder of convertible preferred stock at any time. Each share of convertible preferred stock will be convertible into the number of shares of common stock equal to the adjusted liquidation preference divided by the conversion price, in each case determined as of the conversion date. The adjusted liquidation preference is the sum of (i) the liquidation preference determined as of the conversion date plus
(ii) (A) the unpaid dividends accrued to such convertible preferred stock, if not already added to the liquidation preference, multiplied by (B) a fraction the numerator of which is the conversion price determined as of such conversion date and the denominator of which is the last closing price for the common stock on the last trading day before the conversion date; provided, however, that in the case of any mandatory conversion on or prior to November 27, 2002, for purposes of the foregoing, the liquidation preference shall be deemed to be $26.375 per share and there shall be deemed to be no accrued dividends. Initially, the conversion price is $5.55, per share but subject to anti-dilution adjustments.

  AUTOMATIC CONVERSION

     On November 27, 2011, each share of Series A and Series B convertible preferred stock will automatically convert into the number of shares of common stock equal to the adjusted liquidation preference divided by the lesser of the then current conversion price or the current market price of our common stock, in each case determined as of such date.

  MANDATORY CONVERSION

     At any time after the volume-weighted average closing price of the common stock trades at or above 150% of the then current conversion price for 60 consecutive trading days, we may mandatorily convert each share of Series A or Series B convertible preferred stock into the number of shares of common stock equal to the adjusted liquidation preference divided by the conversion price, in each case determined as of the conversion date.

     Except as provided in "Mandatory Conversion" above, we may not redeem the Series A or Series B convertible preferred stock at our option prior to November 27, 2004. Thereafter, we may redeem the Series A and Series B convertible preferred stock at our option, in whole or in part and from time to time, at the declining redemption prices set forth in the applicable certificate of designations, together with any accrued but unpaid dividends for the quarterly dividend period in which the redemption date occurs.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with, and are qualified by reference to, our audited consolidated and audited combined financial statements and the notes thereto contained elsewhere in this Annual Report. The selected financial data presented is for the five-year period ended December 31, 2001. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of such dates are derived from our consolidated audited financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors and are included herein. The combined statement of operations data for the year ended December 31, 1999 are derived from our audited combined financial statements for such year, which has been audited by PricewaterhouseCoopers LLP, our previous independent accountants, and are included herein. The combined statement of operations data for the years ended December 31, 1998 and 1997 and the combined balance sheet data as of December 31, 1999 and 1998 are derived from our audited combined financial statements for those years, which have been audited by PricewaterhouseCoopers LLP, but which are not included herein. The balance sheet information as of December 31, 1997 is derived from our unaudited combined financial statements, which are not included herein.

     Our historical financial information may not be indicative of our future performance as an independent company.

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1997         1998        1999        2000         2001
                                    ----------   ----------   --------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED/COMBINED STATEMENT OF
  OPERATIONS DATA:
Net revenue.......................  $  276,254   $  269,135   $251,411   $  286,901   $  252,320
Operating expenses:
  Cost of production..............      87,822       75,445     74,131       78,497       86,883
  Selling, general &
     administrative...............      83,367       76,508     88,066      106,231      105,997
  Stock based compensation........       3,916          252        522        7,967          188
  Staff reduction severance
     charges......................          --           --         --           --        1,709
  Non-recurring compensation
     charge.......................          --           --         --        2,977           --
  Depreciation & amortization.....      35,619       41,180     38,132       36,688       40,788
                                    ----------   ----------   --------   ----------   ----------
Operating income..................      65,530       75,750     50,560       54,541       16,755

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1997         1998        1999        2000         2001
                                    ----------   ----------   --------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...................       1,841        2,816        487        3,264        2,870
Interest expense(1)...............     (65,971)     (45,860)   (23,300)     (39,359)     (45,102)
Equity in income of joint
  venture.........................       1,695        2,658      1,649           --           --
Gain on the sale of joint venture
  interest(2).....................          --           --     13,746           --           --
Other, net........................         (40)         (28)       (71)         (17)       6,496
                                    ----------   ----------   --------   ----------   ----------
Income (loss) before income taxes
  and extraordinary items.........       3,055       35,336     43,071       18,429      (18,981)
Provision (benefit) for income
  taxes...........................       5,406       16,080     17,082        9,867       (5,125)
Extraordinary items, net of tax
  benefit.........................          --           --         --           --       (7,540)
                                    ----------   ----------   --------   ----------   ----------
Net income (loss).................  $   (2,351)  $   19,256   $ 25,989   $    8,562   $  (21,396)
                                    ==========   ==========   ========   ==========   ==========
Net income (loss) attributable to
  common shareholders:
  Net income (loss)...............  $   (2,351)  $   19,256   $ 25,989   $    8,562   $  (21,396)
  Accretion on convertible
     preferred stock..............          --           --         --           --         (318)
                                    ----------   ----------   --------   ----------   ----------
  Net income (loss) attributable
     to common shareholders.......  $   (2,351)  $   19,256   $ 25,989   $    8,562   $  (21,714)
                                    ==========   ==========   ========   ==========   ==========
Net income (loss) per common
  share -- Basic:
  Before extraordinary items
     (after accretion on preferred
     stock).......................  $    (0.04)  $     0.36   $   0.49   $     0.15   $    (0.21)
Extraordinary items...............          --           --         --           --        (0.12)
                                    ----------   ----------   --------   ----------   ----------
Net income (loss) per common
  share...........................  $    (0.04)  $     0.36   $   0.49   $     0.15   $    (0.33)
                                    ==========   ==========   ========   ==========   ==========
Net income (loss) per common
  share -- Diluted:
  Before extraordinary items
     (after accretion on preferred
     stock).......................  $    (0.04)  $     0.36   $   0.49   $     0.14   $    (0.21)
Extraordinary items...............          --           --         --           --        (0.12)
                                    ----------   ----------   --------   ----------   ----------
Net income (loss) per common
  share...........................  $    (0.04)  $     0.36   $   0.49   $     0.14   $    (0.33)
                                    ==========   ==========   ========   ==========   ==========
Shares used in computing basic net
  income (loss) per common
  share...........................      53,358       53,358     53,358       57,589       66,809
Shares used in computing diluted
  net income (loss) per common
  share...........................      53,358       53,358     53,358       59,949       66,809
OTHER DATA:
EBITDA(3).........................  $  102,804   $  119,560   $ 90,270   $   91,212   $   64,039
EBITDA adjusted for stock-based
  compensation, non-recurring
  compensation and staff reduction
  severance charges...............     106,720      119,812     90,792      102,156       65,936

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1997         1998        1999        2000         2001
                                    ----------   ----------   --------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED/COMBINED STATEMENT OF
  CASH FLOWS DATA:
Net cash provided by operating
  activities......................  $   27,057   $   81,559   $ 87,812   $   97,698   $      469
Net cash used in investing
  activities......................      (9,378)     (11,663)    (5,150)      (7,540)    (118,462)
Net cash provided by (used in)
  financing activities............     (20,115)     (75,635)   (86,526)      14,088       49,772
CONSOLIDATED/COMBINED BALANCE
  SHEET DATA: (AT PERIOD END):
Cash and cash equivalents.........  $   16,285   $   10,385   $  5,570   $  109,914   $   41,384
Property and equipment, net.......      15,394       11,488     10,028       12,342       18,812
Intangible assets.................     934,835      907,048    875,526      843,999      928,349
Total assets......................   1,039,506    1,014,526    978,345    1,065,333    1,056,709
Total long-term debt (including
  current portion)................     852,239      382,002    382,002      368,665      370,000
Total shareholders' equity........  $   47,921   $  452,916   $396,392   $  431,940   $  484,703

---------------

(1) Interest expense related to debts payable to Ziff-Davis and SOFTBANK for fiscal year 1997 through August 2000. For the period September 2000 to June 26, 2001, interest expense related to our credit facility and debentures. After June 26, 2001, interest expense related to our senior bank credit facility and our unsecured senior subordinated notes.

(2) Represents gain on sale of Expo Comm.

(3) EBITDA represents income before taxes plus depreciation and amortization, interest expense net of interest income and excluding any gain on the sale of joint venture interest. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. Our management believes EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other obligations and to fund our operations. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measured of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below should be read in conjunction with our historical audited consolidated and audited combined financial statements, the notes thereto and the comparative summary of selected historical financial data contained elsewhere herein. Certain reclassifications have been made to prior period data to conform to current year presentations. Our historical results may not be indicative of future results and we may engage in new or different business activities and practices in the future. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Item 1 -- Business -- Certain Factors that May Affect our Business" and elsewhere herein.

     We utilize the term EBITDA in the following discussion. EBITDA represents income before interest expense, net of interest income, taxes, depreciation and amortization. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. Our management believes EBITDA provides meaningful additional information on its operating results and on its ability to service its long-term debt and other obligations and to fund its operations. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

DEVELOPMENTS IN 2001

  INDUSTRY DEVELOPMENTS

     During 2001, our results of operations were adversely affected by the continuing difficulties being experienced by participants in the IT Industry and related reductions in IT marketing and travel budgets. In addition, on September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. The United States and other countries responded with concerted action against the suspected terrorists. There have also been several cases of anthrax infection in the United States which are suspected to be acts of terrorism. These events and the ongoing uncertainty they have created have adversely affected the economy in general and the trade show and conference industry in particular. There has been a decline in air travel and trade show and conference participation and attendance due to, among other things, the public's general reluctance to travel and fears concerning additional acts of terrorism and reduced operations by airlines due to, among other things, decreased demand for air travel, new security directives and increased costs. While we cannot predict how the downturn in the IT industry, the terrorist attacks, any similar events that may occur in the future or their consequences will affect our future businesses, results of operations or financial condition, it is likely that our events and results of operations will continue to be negatively affected by these developments.

  EXPENSE REDUCTION PROGRAMS

     In response to the adverse impacts on our business described above, during the second half of 2001 we initiated several cost reduction and expense containment programs that will reduce our temporary employment costs, travel and entertainment expenses and, most significantly, our total employment costs through staff reductions. We may reduce our staff further as we complete the restructuring and consolidation of our internal business information management systems. We also reviewed and renegotiated significant service agreements with vendors who provide production assistance at our events in areas such as decoration, audiovisual and other production equipment. We believe our expense reduction efforts to date will result in future annual savings in the range of approximately $10 million to $15 million.

  ACQUISITIONS

     On June 1, 2001, our wholly owned subsidiary, Key3Media Events acquired from SOFTBANK America, Inc. all the outstanding equity shares of SB Forums. SB Forums owns the N+I Tokyo event, which is one of the largest IT events in Japan. We acquired SB Forums to strengthen our presence in international markets.

     On September 10, 2001, in three separate transactions, we acquired: (i) the Next Generation Networks and Next Generation Ventures tradeshows and conferences (the "NGN Assets"), (ii) the Opticon and VoiceCon tradeshows and conferences and the Business Communications Review magazine (the "BCR" Assets") and (iii) the Voice on the Net (VON) Conferences and Session Initiation Protocol Summits (collectively, the "Pulver Assets"). The BCR Assets and NGN Assets relate to events that target the networking industry, while the Pulver Assets relate to events that target the networking and Internet Protocol communication industries. We acquired these assets to strengthen our presence in the networking trade show and conference business. A description of the terms and conditions of these purchase transactions is included in footnotes to the consolidated financial statements appearing elsewhere in this Form 10-K.

  FINANCING TRANSACTIONS

     On June 26, 2001, we issued $300.0 million of unsecured senior subordinated notes that mature on June 15, 2011. The senior subordinated notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year. The net proceeds from the offering of the senior subordinated notes were approximately $292.0 million, after deducting the underwriting discount and other sale expenses. We used these net proceeds and cash on hand to repay our existing term loan bank borrowings of $300.0 million and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from ZDI for $83.6 million.

     Concurrent with the issuance of the senior subordinated notes and repayment of existing term loan bank borrowings, we amended and restated the bank credit facility we had entered into on August 3, 2000 by eliminating the term loan facility and increasing the revolving credit facility. Under the revolving credit facility our syndicate of banks committed to lend up to $150.0 million for general corporate purposes, which could include acquisitions. We may borrow, repay and re-borrow under the increased revolving loan facility until June 26, 2004, at which time we must repay any outstanding amounts. Loans under the Amended and Restated Credit Facility are guaranteed by our wholly owned subsidiaries (other than foreign and unrestricted subsidiaries, as defined) and are secured by substantially all of their assets.

     On November 27, 2001, we raised $52.0 million through the private placement of 1,000,000 shares of Series A preferred stock and 1,080,000 shares of Series B preferred stock, in each case for $25.00 per share. We utilized $30.0 million of the proceeds to repay borrowings under our revolving credit facility. Concurrent with this transaction, we further amended our senior bank credit facility. On December 12, 2001, we sold an additional 300,000 shares of our Series B preferred stock in exchange for $10.0 million aggregate principal amount of our 11.25% senior subordinated notes due 2011. For purposes of this exchange, the senior subordinated notes were valued at $7.5 million and the Series B preferred stock was issued for $25.00 per share. On December 20, 2001, we sold an additional 600,000 shares of our Series B preferred stock for $25.00 per share to the various purchasers.

     A further description of the terms and conditions of these debt and equity transactions is included in the "Liquidity and Capital Resources" section of this Item 7 and in the footnotes to the consolidated financial statements appearing elsewhere in this Form 10-K.

REVENUE

     To date, our revenue has been derived principally from:

     - exhibitor services revenue, which consists of the fees we receive from IT vendors to rent exhibit space at our events and the commissions and discounts we receive from third parties who provide services to our exhibitors;

     - fees paid by attendees to participate in conferences that we offer at our events; and

     - advertising and sponsorship fees.

     Historically, exhibitor services revenue has ranged from 68% to 73% of our total revenue. Exhibit space rental revenue accounts for a substantial majority of exhibitor services revenue and fluctuates as a result of changes in the amount of net square feet of exhibit space rentals and our rental rates. The balance of exhibitor services revenue depends upon the demand for and pricing of the third-party services that we promote to our exhibitors. At most of our annual events, we generally rent a majority of the exhibit space for the next year's event. Exhibitors are contractually required to pay for exhibit space rentals in advance in two or three installments. The last installment is usually due six months from the contract date or, if the contract is signed after this date, the date of the contract. We recognize exhibitor services revenue when the related event occurs. As a result, a significant portion of our cash and cash equivalents and accounts receivable represent deferred revenues for events to occur at a later date. Historically we maintained insurance on our three largest events in amounts sufficient to cover a substantial portion of lost exhibit space rental revenue for certain event cancellations covered by the policy in question. The events of September 11th have significantly affected the market for this type of insurance. The only event in 2002 for which we had taken out such a policy prior to September 11th, 2001 was our NetWorld+Interop Las Vegas tradeshow. We are currently negotiating the terms of policies for our COMDEX Fall, NetWorld+Interop Atlanta and certain other events in 2002. While we believe we will be able to reach agreement on these policies, it seems clear from our negotiations that the cost of this insurance will be greater than in past years and that the policies will contain an exclusion for event cancellations due to terrorist actions.

     Conference fees have ranged from 15% to 20% of our total revenue and consist of the fees we charge attendees to participate in the conferences we offer at our events and, to a very minor extent, the fees paid by attendees to attend our events. While attendees must obtain tickets for our events, these tickets are usually distributed on a complimentary basis and only permit attendees to visit the exhibit floor and other generally available portions of the events.

     Advertising and sponsorship fees paid by our exhibitors generate approximately 10% to 12% of our total revenue. This revenue comes primarily from the following sources:

     - advertising in Preview, a newspaper distributed before some of our larger events to pre-registrants and certain prior year attendees;

     - advertising in Program Exhibits Guide, a guide to the exhibitors distributed before and during our events;

     - advertising in Show Daily, a daily newspaper we distribute during some of our larger events;

     - advertising on billboards and banners at and around our event venues; and

     - sponsorships of key areas and promotional materials throughout our event venues.

We currently sell advertising and sponsorships almost exclusively to our exhibitors on an event-by-event basis. We believe that with the strength of our brands and audiences, we have opportunities to expand these sales beyond our exhibitor base and the IT industry. We also believe we have significant opportunities to generate additional revenue by selling advertising and sponsorships across multiple events and brands and by introducing promotional activities at our events.

     We market our events under a limited number of brands. The table below presents revenue for our principal brands over the last three years, excluding international contract events discussed below under "Description of Business -- International Expositions."

                                                          1999      2000       2001
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
COMDEX.................................................  $89,915   $98,534   $ 65,830
NetWorld+Interop.......................................   86,685    98,889    101,363
Seybold Seminars.......................................   19,463    22,416     16,252
JavaOne................................................   16,954    25,663     26,364

     The table below presents the total net square feet of exhibit space rentals, the number of exhibitors, the number of conference participants and the estimated number of attendees for our largest events within each of our principal brands over the last three years.

                                                              1999     2000    2001
                                                              -----   ------   -----
COMDEX
  Total net square feet (in thousands)......................  1,265    1,286     838
  Total exhibitors..........................................  3,126    3,265   2,417
  Total conference participants.............................  8,575    9,887   4,667
  Estimated total attendees (in thousands)..................    417      430     292
NetWorld+Interop
  Total net square feet (in thousands)......................  1,034    1,087   1,140
  Total exhibitors..........................................  1,744    1,927   2,130
  Total conference participants.............................  7,909    9,232   6,900
  Estimated total attendees (in thousands)..................    183      170     226
Seybold Seminars
  Total net square feet (in thousands)......................    219      237     167
  Total exhibitors..........................................    463      608     408
  Total conference participants.............................  5,077    6,537   3,281
  Estimated total attendees (in thousands)..................     54       58      38

                                                              1999     2000    2001
                                                              -----   ------   -----
JavaOne(1)
  Total conference participants.............................  8,600   11,237   8,291
  Estimated total attendees (in thousands)..................     20       20      20

---------------

(1) Unlike our tradeshows, JavaOne is a conference from which we derive most of our revenue from the fees attendees pay to attend the conference. Although we do derive secondary revenue from exhibit space rental fees, it is not material and, accordingly, exhibitor information has been omitted from this table.

OPERATING COSTS

  COST OF PRODUCTION

     We record as cost of production all costs we pay to third parties that are directly associated with an event. The largest components of these costs are event-specific advertising and attendee marketing, venue rental, costs of temporary personnel, conference content and other costs related to event production, including hospitality and lodging. In the case of COMDEX Fall, we currently have the Las Vegas Convention Center and The Sands Expo under contract through 2005. In the case of our events, contractual rights with venues vary. Although we do not have a contractual right to use the venues beyond the contract period, we believe that venue owners will generally give us the first chance to rent the space in the ensuing years. While we have experienced recent increases in the venue rental rates, we have been generally able to pass these increased costs on to our exhibitors. Costs incurred prior to the occurrence of an event are recorded as prepaid event costs and expensed as events occur; thereby matching event costs with event revenues.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A consists of payroll and benefit costs for our employees, office rental expenses, legal, accounting and all other expenses not directly associated with an event (other than depreciation and amortization). For part of 2000 and prior, SG&A has included charges from Ziff-Davis for administrative services, including legal, tax and financial accounting, management information, telecommunications, and human resources services. In general, Ziff-Davis charged us for these services based upon our utilization; however, where measuring utilization was impractical, Ziff-Davis apportioned these charges among the businesses in its ZD division based upon relative headcount or revenue. In addition, Ziff-Davis managed most of our treasury activities. Since the spin-off, we no longer rely on Ziff-Davis for these services and provide them ourselves. In addition, we have new expenses as an independent public company that we did not have in the past. We may also incur new or different expenses as our business changes over time.

  DEPRECIATION AND AMORTIZATION

     As of December 31, 2001, we had $928.3 million, net, of intangibles. These intangibles consist primarily of goodwill and trade names from our acquisition of COMDEX in 1995, ZD Expos in 1994 and the NGN, BCR and Pulver Assets in 2001. In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and "Goodwill and Other Intangible Assets," (SFAS No. 142). Under these new rules, our amortization expense and amortization periods will be impacted in future years and we expect to record a significant impairment charge with respect to goodwill and intangible assets relating to COMDEX in the first quarter of 2002. See "Recent Accounting Pronouncements" for additional information.

     Our depreciation relates to the depreciation of property and equipment, principally computers and similar equipment. As of December 31, 2001, we had $18.8 million of property and equipment, net.

  INTEREST EXPENSE

     In prior periods, interest expense related to amounts owed to affiliates of SOFTBANK and Ziff-Davis. From August 18, 2000 to June 26, 2001, this expense related to our bank credit facility and debentures. Subsequent to June 26, 2001, this expense related to our senior subordinated notes and senior bank revolving credit facility.

RESULTS OF OPERATIONS

     The following table sets forth our combined and consolidated statement of operations data expressed as a percentage of revenue for the periods presented:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
Net revenue
  Exhibitor services.....................................   71.48%    68.74%    72.27%
  Conference fees........................................   17.84%    19.58%    15.83%
  Advertising & sponsorship..............................   10.68%    11.68%    11.90%
                                                           ------    ------    ------
          Total net revenue..............................  100.00%   100.00%   100.00%
Cost of production.......................................   29.49%    27.36%    34.43%
Selling, general & administrative expense................   35.03%    37.03%    42.01%
Staff reduction severance charges........................      --        --      0.68%
Non-recurring compensation charge........................      --      1.04%       --
Stock based compensation.................................    0.21%     2.78%     0.07%
Depreciation & amortization..............................   15.17%    12.79%    16.17%
Operating income.........................................   20.11%    19.01%     6.64%
Interest expense, net....................................    9.07%    12.58%    16.74%
Gain on the sale of joint venture interest...............    5.47%       --        --
Other income (expense), net..............................    0.62%    (0.01)%    2.57%
Income (loss) before income taxes and extraordinary
  items..................................................   17.13%     6.42%    (7.52)%
Provision (benefit) for income taxes.....................    6.79%     3.44%    (2.03)%
Extraordinary items, net of tax benefit..................      --        --     (2.99)%
                                                           ------    ------    ------
Net income (loss)........................................   10.34%     2.98%    (8.48)%
EBITDA...................................................   35.91%    31.79%    25.38%
EBITDA adjusted for stock based compensation,
  non-recurring compensation and staff reduction
  severance charges......................................   36.12%    35.61%    26.13%

  2001 COMPARED WITH 2000

     We believe that the decreases in our revenues, net paid square footage of exhibit space, and conference participants in 2001 were attributed to continuing difficulties in the economy in general and in the IT industry in particular, the related reductions in IT marketing and travel budgets and the terrorist attacks that occurred on September 11, 2001. We held three of our most significant events during the year on and after the September 11th tragedy. We held our N+I Atlanta event on September 11, 2001 to September 13, 2001, our Seybold Seminars San Francisco event on September 25, 2001 to September 27, 2001, and our COMDEX Fall event on November 12, 2001 to November 16, 2001.

     Our total revenue decreased $34.6 million, or 12.1%, to $252.3 million in 2001 from $286.9 million in 2000. This decrease was primarily attributable to lower overall revenue at most of our major events including COMDEX Fall, N+I Atlanta and Seybold Seminars San Francisco, partially off-set by the addition of operating results from acquired businesses in 2001. SB Forums was acquired on June 1, 2001 and the NGN, BCR and Pulver assets were acquired in three separate transactions on September 10, 2001. After adjusting revenue for the year ended December 31, 2001 to exclude the effects of these acquired businesses, our revenue for the year would have been $226.4 million, a decrease of $60.5 million, or 21.1%, from $286.9 million in 2000.

     Exhibitor services revenue decreased by $14.8 million, or 7.5%, to $182.4 million in 2001 from $197.2 million in 2000. This decrease was primarily due to a 19.6% decrease in net paid square footage partially off-set by a 2.1% increase in average rental rate per square foot and a $11.6 million increase in other exhibit revenue activity. The net paid square footage decreased from 2,847,214 in 2000 to 2,289,124 in 2001. This decrease was primarily due to the continuing difficulties in the IT industry and the events of September 11th partially off-set by the inclusion of SB Forums' N+I Tokyo event, NGN's Next Generation event and Pulver's VON Fall event. Excluding the effect of the N+I Tokyo, Next Generation and VON Fall events, net paid square footage decreased 28.1% in 2001 to 2,047,624. The average rental rate per square foot paid by exhibitors increased 2.1% to $52.88 in 2001 from $51.79 in 2000. The increase is primarily attributable to the higher rate charged per net paid square foot at our major events in 2001 than in 2000. For instance, our rate increases for the COMDEX Fall, N+I Las Vegas and N+I Atlanta events, our three largest square footage events, were 3% or higher in 2001 over 2000. The $11.6 million increase in other exhibit revenue resulted principally from (i) $5.8 million of revenue from SB Forums' event and conference business; (ii) $0.6 million and $0.4 million from BCR's training business and NGN's publication business, respectively; and (iii) an increase of $1.9 million for JavaOne relating to higher fees charged in 2001.

     Conference fees decreased $16.2 million, or 28.9%, to $39.9 million in 2001 from $56.2 million in 2000. This decrease was principally attributable to the lower conference attendance at most of our major events, mainly at our COMDEX Fall, N+I Las Vegas, N+I Atlanta, JavaOne and Seybold Seminars San Francisco events, partially off-set by the inclusion of SB Forums' N+I Tokyo event, NGN's Next Generation event and Pulver's VON Fall event. Excluding the effect of the N+I Tokyo, Next Generation and VON Fall events, adjusted conference fees decreased $17.9 million, or 31.9% in 2001. The number of participants at our conferences decreased 37.9% to 26,904 in 2001 from 43,292 in 2000. This decrease in participants was partially off-set by a 14.4% increase in the average revenue per conference attendee in 2001 of $1,485 compared with $1,297 in 2000. Excluding the effects of the N+I Tokyo, Next Generation and VON Fall events, the number of conference participants decreased to 24,283, or 43.9% in 2001 and the average revenue per conference attendee increased to $1,576, or 21.5%, in 2001.

     Advertising and sponsorship revenues decreased $3.5 million, or 10.5%, to $30.0 million in 2001 from $33.5 million in 2000. This decrease was primarily attributable to lower advertising and sponsorship revenue for our COMDEX Fall and N+I Atlanta events partially off-set by a full year of corporate sponsorship revenue earned in 2001 and inclusion of our N+I Tokyo event. Excluding the effects of N+I Tokyo, adjusted advertising and sponsorship revenues decreased $4.4 million, or 13.2% in 2001.

     Cost of production increased $8.4 million, or 10.7%, to $86.9 million in 2001 from $78.5 million in 2000. As a percentage of revenue, cost of production represented 34.4% of revenue in 2001 compared to 27.4% in 2000. The aggregate dollar and percentage increases in cost of production were attributable to the inclusion of operating results from businesses acquired in 2001 whose cost of production as a percentage of revenue was higher than our historical experience. The percentage increase also reflects our lower revenues and the fixed cost component of our cost of production. Excluding operating results from these acquired businesses, cost of production decreased $5.7 million, or 7.2% in 2001 compared to 2000. Cost of production represents 32.2% of revenue in 2001 after adjusting for the effects of the acquired businesses.

     SG&A expenses decreased $0.2 million, or 0.2%, to $106.0 million in 2001 from $106.2 million in 2000. As a percentage of revenue, SG&A expenses represented 42.0% of revenue in 2001 compared to 37.0% in 2000. The decrease in SG&A expenses on a dollar basis was primarily due to the effects of a staff reduction program that commenced in September 2001 and other cost reduction programs implemented during the year off-set by incremental SG&A expenses resulting from the recently acquired businesses. Excluding the results of businesses acquired in 2001, SG&A expenses decreased by $3.5 million, or 3.3%, in 2001 from 2000. SG&A expenses represent 45.4% of revenue in 2001 after adjusting for the effects of the acquired businesses.

     In 2001, we recorded a $1.7 million staff reduction severance charge related to severance and benefits due to employees terminated during the period from August to December 2001. In 2000, we had a non-recurring compensation charge of $3.0 million related to payments due two of our executives who elected to exercise the termination provisions included in their employment agreements.

     Noncash stock-based compensation decreased $7.8 million to $0.2 million in 2001 from $8.0 million in 2000. The decrease was attributable to the reversal of previously recorded expense, resulting from the application of variable accounting stock-based compensation valuation principles. During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for under variable accounting valuation principles. Using this accounting treatment, we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

     Other income (expense), net decreased $0.4 million or 1.0%, to expense of $35.7 million in 2001 from expense of $36.1 million in 2000. The decrease was attributable to $6.7 million of other income from ending the GES litigation almost all of which was off-set by an increase in net interest expense. Net interest expense increased due to the higher average debt balance and a higher interest rate on our primary debt obligation in 2001 over 2000.

     As a result of the foregoing, EBITDA decreased by $27.2 million, or 29.8%, to $64.0 million in 2001 from $91.2 million in 2000. After adjustments to exclude the effects of businesses acquired in 2001, non-cash stock-based compensation, non-recurring compensation and staff reduction severance charges and other income from ending the GES litigation, adjusted EBITDA would have been $50.7 million in 2001, a decrease of $51.4 million, or 50.3%, from adjusted EBITDA in 2000 of $102.2 million.

     Depreciation and amortization increased $4.1 million, or 11.2%, to $40.8 million in 2001 from $36.7 million in 2000. The increase is principally due to depreciation expense from increased purchases of property and equipment in 2001 over 2000. Our depreciation and amortization expense in future years will be impacted by the implementation of recent accounting standards. See "Recent Accounting Pronouncements."

     The provision for income tax decreased $15.0 million to a benefit for income tax of $5.1 million for 2001 from a provision of $9.9 million in 2000. As a percentage of income (loss) before income taxes, this balance represents 27.0% in 2001 compared to 53.5% in 2000. Our income tax expense (benefit) as a percentage of income (loss) before income taxes decreased primarily because of the effect of foreign operations and changes in 2001 compared to 2000 for expenses not deductible for tax purposes relating primarily to executive compensation and debenture interest.

     In connection with the repayment of our bank indebtedness and repurchase of our zero coupon debentures on June 26, 2001, we recognized an extraordinary loss on retirement of debt of $9.1 million, net of tax benefit of $3.4 million. This amount represents the write-off of unamortized original issue discount assigned to the warrants issued with the zero coupon debentures retired and unamortized debt issuance costs. We also recognized an extraordinary gain of $1.6 million, net of tax provision of $0.6 million, in connection with the exchange of $10.0 million face amount of senior subordinated notes for $7.5 million of Series B preferred stock in December 2001. This extraordinary gain represents the difference in exchange value of the securities off-set by the unamortized debt issuance costs attributable to the exchanged and cancelled senior subordinated notes.

     As a result of the foregoing, we incurred a net loss of $21.4 million in 2001 compared to net income of $8.6 million in 2000.

  2000 COMPARED WITH 1999

     Our total revenue increased $35.5 million, or 14.1%, to $286.9 million in 2000 from $251.4 million in 1999. Exhibitor services revenues increased by $17.5 million, or 9.7%, to $197.2 million in 2000 from $179.7 million in 1999. This increase was due to a 2.9% increase in net square feet of exhibit space rented at our events to 2,847,214 for 2000 from 2,767,773 in 1999 and an increase in the average rental rate per square foot paid by exhibitors to $51.79 for 2000 from $49.57 in 1999, along with an $7.4 million increase in other exhibitor revenue activity. The largest increase for an individual event occurred at COMDEX Fall where the net square feet rented increased by approximately 65,000 square feet to 1.011 million net square feet and the rental rate per square foot increased by more than 3% in 2000 compared to 1999. The $7.4 million increase in other exhibitor revenue resulted principally from (i) a $4.3 million increase in management fee income related to our various contract events in 2000 compared to 1999; (ii) increases of $2.7 million for JavaOne relating to higher fees charged to participate in JavaOne in 2000; and (iii) the balance was due to increases in commissions and discounts received from third parties to exhibitors.

     Conference fees increased $11.3 million, or 25.2%, to $56.2 million in 2000 from $44.9 million in 1999. This increase was attributable to a 7.7% increase in the number of conference participants at our events to 43,292 from 40,213 and a 16.3% increase in the average revenue per conference attendee in 2000 to $1,297 compared with $1,115 in 1999. The increase in conference attendees in 2000 was due to more specific customization and a greater number of programs offered at our JavaOne, N+I Las Vegas, N+I Atlanta, and COMDEX Spring events.

     Advertising and sponsorship revenues increased $6.7 million, or 25.0%, to $33.5 million in 2000 from $26.8 million in 1999. This increase was attributable to the creation and sale of additional advertising and sponsorship opportunities at our N+I Las Vegas, N+I Atlanta and COMDEX Spring events.

     Cost of production increased $4.4 million, or 5.9%, to $78.5 million in 2000 from $74.1 million in 1999. As a percentage of our revenues, these costs represented 27.4% in 2000 compared to 29.5% in 1999. The decrease in our cost of production as a percentage of revenue reflected the high fixed cost nature of our business.

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

     In 2000, we had a non-recurring compensation charge of $3.0 million related to payments due to two of our executives who elected to exercise the termination provisions included in their employment agreements. There was no such charge in 1999.

     Non-cash stock-based compensation increased $7.5 million to $8.0 million in 2000. During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for using variable accounting valuation principles. Using this accounting treatment we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

     As a result of the foregoing, EBITDA increased by $0.9 million to $91.2 million in 2000 from $90.3 million in 1999. After adjusting to exclude the non-recurring compensation charge and the non-cash stock-based compensation changes in both years, adjusted EBITDA increased by $11.4 million, or 12.6%, to $102.2 million in 2000 from $90.8 million in 1999.

     Depreciation and amortization decreased by $1.4 million, or 3.7%, to $36.7 million in 2000 from $38.1 million in 1999. This decrease was primarily due to certain intangible assets becoming fully amortized in 2000.

     Interest expense, net, increased by $13.3 million, or 58.3%, to $36.1 million in 2000 from $22.8 million in 1999. This increase was due primarily to higher interest rates on our current borrowings than under our prior borrowing arrangements as well as the recognition of non-cash interest expense related to the amortization of deferred financing costs and debt discount and accretion of interest on the zero coupon senior debentures and warrants that we issued in August 2000. In 1999, we had no such items to amortize or accrete.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2001, our balance of cash and cash equivalents was $41.4 million and we had a working capital deficit of $16.9 million compared to cash and cash equivalents of $109.9 million and working capital of $27.1 million at December 31, 2000. These decreases were primarily attributable to the use of cash to refinance our indebtedness in June 2001, and to purchase property and equipment, as well as a decrease in net cash provided by operating activities off-set by the issuance and receipt of net proceeds from the sale of convertible preferred stock.

     During 2001, we met our liquidity needs principally through cash reserves, and cash generated from operating and financing activities. Net cash provided by operating activities was $0.5 million in 2001, compared to $97.7 million and $87.8 million in 2000 and 1999, respectively. This decrease is primarily attributable to lower levels of profitability and a net reduction in working capital.

     Net cash used in investing activities was $118.5 million of which $14.8 million was used to purchase property and equipment and $103.7 million was used to acquire businesses in 2001, compared to $7.4 million used to purchase property and equipment in 2000 and $5.2 million to purchase property and equipment and intangibles in 1999.

     Net cash provided by financing activities was $49.8 million in 2001 compared to $14.1 million in 2000 and cash used in financing activities of $86.5 million in 1999. The activity for 2001 related principally to the refinancing and retirement of indebtedness in June 2001, net borrowings under our revolving credit facility for use in acquiring businesses and issuance of convertible preferred stock. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. Since April 13, 2000, we have assumed responsibility for our cash management and treasury activities as if we were an independent company.

     In connection with our spin-off from Ziff-Davis on August 18, 2000, we raised approximately $75.0 million through the issuance of zero coupon senior debentures with detachable warrants and sold 11,641,950 shares of our common stock for $6.00 per share. Additionally, our subsidiary Key3Media Events borrowed $330.0 million from a syndicate of banks. The proceeds of these transactions were used to repay and refinance Key3Media Events' existing indebtedness of $382.0 million and to fund a cash dividend to Ziff-Davis of $43.0 million, and the balance was retained for working capital and general corporate purposes. In 2000, we made early repayments of $30.0 million on our bank borrowings.

     We anticipate our capital expenditures for 2002 to total approximately $5.0 million, principally related to ongoing infrastructure initiatives, and replacement and upgrades of property and equipment.

     On April 15, 2001, we filed a shelf registration with the Securities and Exchange Commission to periodically sell up to $375.0 million in debt securities, common and preferred stock, warrants, and depository shares.

     On June 26, 2001, we issued $300.0 million of our 11.25% senior subordinated notes due 2011 under our shelf registration statement. We may redeem any of our senior subordinated notes beginning on June 15, 2006. The initial redemption price is 105.625% of their principal amount plus accrued interest. In addition, before June 15, 2004, we may redeem up to 35% of the original aggregate principal amount of the senior subordinated notes at a redemption price of 111.250% of their principal amount plus accrued interest. The senior subordinated notes are junior to all of our senior indebtedness, unsecured and rank equally with any other unsecured senior subordinated indebtedness we incur. All of our domestic restricted subsidiaries, including Key3Media Events, Key3Media Von Events, Inc. and Key3Media BCR Events, Inc., have guaranteed the senior subordinated notes on a senior subordinated basis. Each guarantee will be unsecured and will be junior to all senior indebtedness of the subsidiary guarantors.

     Additionally on June 26, 2001 we used the net proceeds of the senior subordinated notes of $292.0 million and cash on hand to repay our then existing term loan borrowings under our senior bank credit facility of $300.0 million and to repurchase and retire our outstanding zero coupon debentures for $83.6 million. We also amended and restated our senior bank credit facility with a syndicate of banks to eliminate the term loans and to commit the banks, subject to certain conditions, to lend up to $150.0 million to us on a revolving basis for general corporate purpose, which could include acquisitions. We may borrow, repay and re-borrow under this senior bank revolving credit facility until the third anniversary of the closing date at which time we must repay any outstanding amounts. We will pay commitment fees to the banks to the extent that we do not borrow the full $150.0 million committed amount. This senior bank revolving credit facility was further amended on November 27, 2001 as described below.

     At our election, loans under our amended and restated credit facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank N.A's base rate or (2) the Eurodollar rate (as defined in our amended and restated credit facility agreement). The margin we pay will vary between 1.0% and 3.25% depending on which rate we choose and the ratio of our total debt to EBITDA.

     On November 27, 2001, we raised $52.0 million through the private placement of 1,000,000 shares of Series A preferred stock and 1,080,000 shares of Series B preferred stock, in each case for $25.00 per share. Both series of preferred stock convert into shares of Key3Media common stock at an initial conversion price of $5.55 per share, subject to adjustment. The terms for each of the series are identical. The liquidation preference is initially $25.00 per share but will increase at the end of each quarter by the amount of any accrued and unpaid dividends for the quarters that are not paid. Dividends accrue on the liquidation preference (as it may increase over time) at the rate of 5.39% per annum prior to November 27, 2002 and at a rate of 5.5% after November 27, 2002, and are payable quarterly commencing on February 27, 2002 when, as and if declared by the Board of Directors. However, if all or any portion of any quarterly dividends is not paid, then the liquidation preference will increase by the amount of such unpaid dividend per share. In addition to the quarterly dividend, the holders of preferred stock will share equally in any dividends declared or paid to holders of the common stock and are entitled to vote on all matters on which the common stock is entitled to vote on an as converted basis. Both series of preferred stock have automatic and mandatory conversion features.

     On December 12, 2001, we issued 300,000 shares of Series B preferred stock in a private placement in exchange for $10.0 million face amount of our senior subordinated notes. For the purpose of this exchange, the senior subordinated notes were valued at $7.5 million and the convertible preferred shares were issued for $25.00 per share. In connection with this exchange, we recorded an extraordinary gain on exchange of debt to preferred stock of $1.6 million (net of taxes of $0.6 million) representing the difference between the face value of the senior subordinated notes and the value of the convertible preferred stock less the write-off of unamortized debt issuance costs allocated to the senior subordinated notes exchanged for preferred stock.

     On December 20, 2001, we raised $15.0 million through the private placement of 600,000 shares of Series B preferred stock for $25.00 per share. This transaction brings the total gross proceeds from recent convertible preferred stock issuances to $67.0 million.

     Concurrent with the receipt on November 27, 2001 of the net proceeds from the issuance of the convertible preferred stock noted above, we repaid $30.0 million of our $110.0 million of outstanding borrowings under our senior bank revolving credit facility and further amended that facility to replace our existing covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that require us to maintain a ratio of pro forma EDITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5 million) of at least 1.1 to 1 and to limit our total senior debt to $120.0 million, our total debt to $410.0 million and our annual capital expenditures to $15.0 million. The revised covenants will remain in effect until we have two consecutive quarters in which our pro forma EDITDA for the previous twelve months is equal to or greater than $85.0 million, after which time the prior covenants will come back into effect.

     We were in compliance with the financial and other covenants included in our borrowing agreements as of December 31, 2001. In order to remain in compliance with our senior bank revolving credit facility, among other things, we must generate sufficient EBITDA from our events so that we maintain at the end of each quarterly period the required ratio of pro forma EBITDA to fixed charges of at least 1.1 to 1 for the preceding four consecutive quarters. Because we cannot determine the results of our events until they occur, we cannot predict at this point whether we will remain in compliance throughout 2002. However, the Company believes that it will remain in compliance with this financial covenant during 2002 if, as of the end of each quarter during the year, it has generated at least $48.0 million to $50.0 million of pro forma EBITDA during the past four consecutive quarters. So far in 2002, we have produced two major events, Seybold Seminars in New York and COMDEX Chicago, and are currently producing JavaOne which is scheduled to end on March 29, 2002. The continuing difficulties in the IT industry, the relocation of our Seybold Seminars event from Boston to New York and the ongoing effects of September 11(th) have resulted in and are expected to generate a small operating loss at Seybold Seminars, materially lower operating income at JavaOne and slightly lower operating income at COMDEX Chicago, in each case compared to the prior year. These declines in operating income and their resulting negative effect on EBITDA will be partially offset by events we acquired in 2001 and in January 2002, and the cost reduction efforts implemented by the Company during the second half of 2001. Based on currently available information, we believe that we will continue to be in compliance with the financial covenants contained in our senior bank revolving credit facility at the end of the first quarter of 2002. Our compliance at the end of the other quarters in 2002 will depend upon the results of our events during the year that have not yet been held, which includes almost all of our major events.

     In the event we are unable to comply with the financial covenants in our senior bank revolving credit facility and are unsuccessful in obtaining waivers with respect to our noncompliance, our lenders would have the option to require us to immediately repay all our borrowings under the facility. We do not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under our senior bank credit facility would be an event of default in respect of our senior subordinated notes and could result in the acceleration of the maturity of those notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). We do not currently have sufficient funds to repay our senior subordinated notes in full.

     Following is a summary of our contractual obligations as of December 31, 2001 (in millions):

                                                        PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------
                                                     LESS
                                                    THAN 1    BETWEEN     BETWEEN    AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL     YEAR    2-3 YEARS   4-5 YEARS    YEARS
-----------------------                    ------   ------   ---------   ---------   -------
Long-term debt...........................  $370.0    $ --      $80.0       $  --     $290.0
Operating leases.........................    43.1     8.9       12.6        12.0        9.6
                                           ------    ----      -----       -----     ------
Total Contractual Cash Obligations.......  $413.1    $8.9      $92.6       $12.0     $299.6
                                           ======    ====      =====       =====     ======

     At December 31, 2001, we have $40.0 million available under our senior bank credit facility before considering the $1.8 million letter of credit outstanding.

     In connection with the September 10, 2001 purchase of certain assets, a portion of the purchase price in each transaction was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of December 31, 2001, the following table lists the amounts currently held in escrow (in thousands):

                                                              HELD IN
                                                              ESCROW
                                                              -------
NGN Assets..................................................  $ 4,458
BCR Assets..................................................    1,377
Pulver Assets...............................................   20,250
                                                              -------
                                                              $26,085
                                                              =======

     Based upon current and anticipated levels of operations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our senior bank credit facility will be sufficient to enable us to meet our cash operating requirements, including venue rental payments, scheduled interest payments and capital expenditures for the next 12 months. We will, however, be subject to general economic conditions and the financial, business and other factors, including factors beyond our control.

SEASONALITY

     Our revenue is highly seasonal, but our cash flows are more stable. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (NetWorld+Interop, Las Vegas) and the fourth quarter (COMDEX Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in one year may be held in a different quarter in other years.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in footnote 2 to the consolidated financial statements included elsewhere in this annual report are also important to an understanding of our financial statements.

     We determine our allowance for doubtful accounts using a number of factors including historical collection experience, the financial prospects of specific customers and market sectors, and general economic conditions. Generally, we establish an allowance for doubtful accounts based on our collection experience when measured by the amount of time an account receivable is past its payment due date. In certain circumstances where we believe an account is unable to meet its financial obligations to us, we record a specific allowance for doubtful accounts to reduce the account receivable to the amount we believe will be collected. In some instances, we have been able to collect on past due amounts when accounts execute a contract for a subsequent trade show, seminar, conference or exposition.

     We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. At December 31, 2001, we have a net intangible asset balance of $928.3 million and a net property and equipment balance of $18.8 million. For additional information regarding long-lived assets, see the "Recent Accounting Pronouncements" section of this Item 7 and footnote 2, "Summary of Significant Accounting Policies" included in the consolidated financial statements appearing elsewhere in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination," (SFAS No. 141) and "Goodwill and Other Intangible Assets," (SFAS No. 142) effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     We were required to adopt the provisions of SFAS No. 141 in July 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. We recorded approximately $105.0 million of goodwill in connection with the acquisitions that closed after July 1, 2001. This goodwill amount was not amortized during 2001.

     We will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $12.6 million in 2002. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on steps we have taken to prepare for the adoption of SFAS 142, it is likely that a portion of the goodwill and intangible assets related to the COMDEX brand will be impaired using the impairment test required by SFAS 142. An impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We currently believe the amount of the potential impairment loss will be in the range of $400.0 to $450.0 million. We plan to complete the measurement of the impairment loss in the first quarter of 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt SFAS 144 as of January 1, 2002 and we do not believe the adoption of SFAS 144 will have a material impact on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, which include the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for grading or speculative purposes. We do not hedge our foreign currency rate risk. We entered into an interest rate cap agreement, however, in August 2000 to manage and reduce the impact of changes in interest rates on not less than $165 million of the borrowings under our senior credit facility. This interest rate cap agreement expired in 2001 and we did not enter into a new agreement.

     Currencies. We maintain operations, cash and other assets in Europe, Japan, Canada, Australia and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 13 below.

ITEM 11.  EXECUTIVE COMPENSATION

     See Item 13 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 13 below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information related to our executive officers is included herein. Pursuant to Instruction G (3) to Form 10-K, we incorporate by reference, to our definitive proxy statement for the annual meeting of stockholders to be held May 15, 2002, the remainder of the information to be provided in response to Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i),
(k) and (l) of Regulation S-K). We will file our proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of December 31, 2001.

                                    PART III

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

          3.  Exhibits

 2.1 Asset Purchase Agreement, dated as of September 10, 2001, by and among Key3Media Art Events, Inc., BCR Enterprises, Inc.,
        McQuillan Ventures, John M. McQuillan and Jerry A. Goldstone
        (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed September 24,
        2001).
 2.2 Asset Purchase Agreement, dated as of September 10, 2001, by and among Key3Media Art Events, Inc., BCR Enterprises, Inc.
        and Jerry A. Goldstone (incorporated by reference to Exhibit
        2.2 to the Registrant's Current Report on Form 8-K, filed
        September 24, 2001).
 2.3 Asset Purchase Agreement, dated as of September 10, 2001, by and among Key3Media VON Events, Inc., pulver.com, Inc., pulver.com Europe, Ltd., pulver.com Asia Pacific, Ltd., pulver.com Conferences, Inc. and Jeffrey Pulver
        (incorporated by reference to 2.3 to the Registrant's
        Current Report on Form 8-K, filed September 24, 2001).

 3.1    Amended and Restated Certificate of Incorporation of
        Key3Media Group, Inc.*
 3.2    Amended and Restated By-Laws of Key3Media Group, Inc.*
 4.1    Form of Senior Debt Indenture, between Key3Media Group, Inc.
        and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3/A (No. 333-58808-01), filed on May 18,
        2001).
 4.2    Form of Subordinated Debt Indenture between Key3Media Group,
        Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-3/A (No. 333-58808-01), filed on May 18,
        2001).
 4.3    Form of senior debt securities of Key3Media Group, Inc.
        (included in Exhibit 4.1).
 4.4 Form of subordinated debt securities of Key3Media Group, Inc. (included in Exhibit 4.2).
 4.5 Subordinated Debt Indenture between Key3Media Group, Inc., as issuer, Key3Media Events, Inc., as subsidiary guarantor, and The Bank of New York, as trustee, dated as of June 26, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 26,
        2001).
 4.6 Form of Note (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 26,
        2001).
 4.7    Amended and Restated Credit Agreement dated as of June 26,
        2001 among Key3Media Group, Inc., Morgan Stanley Senior
        Funding, Inc., Morgan Stanley & Co. Incorporated, The Bank of New York, UBS Warburg LLC and certain lenders and guarantors named in the Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form
        10-Q for period ended June 30, 2001).
 4.7.1  Amendment No. 2 to the Amended and Restated Credit
        Agreement, dated November 9, 2001, by and between Key3Media
        Group, Inc., the banks, financial institutions, institutional lenders and Morgan Stanley Senior Funding,
        Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for period ended
        September 30, 2001).
 4.8    Certificate of Designations of Series A 5.5% Convertible
        Redeemable Preferred Stock (incorporated by reference to
        Exhibit 4.1 to the Registrant's registration statement on Form S-3 (No. 333-75866), filed on December 21, 2001).
 4.9 Certificate of Correction filed to correct error in the Certificate of Designations of Series A 5.5% Convertible
        Redeemable Preferred Stock (incorporated by reference to
        Exhibit 4.2 to the Registrant's registration statement on Form S-3 (No. 333-75866), filed on December 21, 2001).
 4.10   Certificate of Designations of Series B 5.5% Convertible
        Redeemable Preferred Stock (incorporated by reference to
        Exhibit 4.3 to the Registrant's registration statement on Form S-3 (No. 333-75866), filed on December 21, 2001).
 4.11 Certificate of Correction filed to correct error in the Certificate of Designations of Series B 5.5% Convertible
        Redeemable Preferred Stock (incorporated by reference to
        Exhibit 4.4 to the Registrant's registration statement on Form S-3 (No. 333-75866), filed on December 21, 2001).
 4.12 Registration Rights Agreement, dated November 27, 2001, between Key3Media Group, Inc. and Invemed Catalyst Fund,
        L.P. (incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form S-3 (No.
        333-75866), filed on December 21, 2001).
 4.13 Registration Rights Agreement, dated November 27, 2001, between Key3Media Group, Inc. and William M. Sams
        (incorporated by reference to Exhibit 4.6 to the Registrant's registration statement on Form S-3 (No.
        333-75866), filed on December 21, 2001).
 4.14 Registration Rights Agreement, dated November 27, 2001, between Key3Media Group, Inc. and ValueAct Capital Partners,
        L.P., ValueAct Capital Partners II, L.P., and ValueAct
        Capital International, Ltd. (incorporated by reference to
        Exhibit 4.7 to the Registrant's registration statement on Form S-3 (No. 333-75866), filed on December 21, 2001).

 4.15 Registration Rights Agreement, dated December 20, 2001, between Key3Media Group, Inc. and the signatories listed therein (incorporated by reference to Exhibit 4.18 to the Registrant's registration statement on Form S-3 (No.
        333-75866), filed on December 21, 2001).
10.1    Distribution Agreement, dated August, 2000, among Ziff-Davis
        Inc., Key3Media Group, Inc. and Key3Media Events Inc.*
10.2    NETWORLD License and Production Agreement, dated as of
        December 14, 1998, by and between Novell, Inc. and ZD Events
        Inc. (which was renamed Key3Media Events Inc.).*
10.3 Letter of Intent for JavaOne 1999-2001, dated July 15, 1998, between Sun Microsystems, Inc.*
10.3.1  Amendment dated December 2000 to Letter of Intent for
        JavaOne between Sun Microsystems, Inc. and Key3Media Events
        Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K for the year ended
        December 31, 2000).
10.5    Key3Media 2000 Stock Option and Incentive Plan.*+
10.6 Employment Agreement, as amended, dated as of March 1, 2000, between Ziff-Davis Inc. (now Key3Media Group, Inc.) and
        Fredric D. Rosen.*+
10.6.1 Amendment to Employment Agreement, dated October 5, 2001, by and between Key3Media Group, Inc. and Fredric D. Rosen
        (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for period ended
        September 30, 2001).+
10.7    Employment Agreement, dated as of March 3, 2000, between ZD
        Events Inc. (now Key3Media Events, Inc.) Ziff-Davis Inc. and
        Jason E. Chudnofsky.*+
10.7.1  Employment Agreement, dated as of December 18, 2000, between
        Key3Media Group, Inc. and Jason E. Chudnofsky (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 2000).+
10.7.2 Amendment to Employment Agreement, dated October 5, 2001, by and between Key3Media Group Inc. and Jason E. Chudnofsky
        (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for period ended
        September 30, 2001).+
10.8 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and
        Peter B. Knepper.*+
10.9 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and Ned
        S. Goldstein.*+
10.10   Employment Agreement, dated as of July 1, 2000, between
        Key3Media Events, Inc. and Robert Priest-Heck.*+
10.11   Employment Agreement dated January 7, 2002, between
        Key3Media Group, Inc. and Eugene L. Cobuzzi.+
10.12   Letter of Intent to acquire SOFTBANK Forums Japan, Inc.
        between Key3Media Group, Inc. and SOFTBANK America Inc.
        dated April 27, 2001 (incorporated by reference to Exhibit
        10 to the Registrant's Quarterly Report on Form 10-Q for period ended March 31, 2001).
10.13   Purchase Agreement between Key3Media Events, Inc., SOFTBANK
        America Inc. and SOFTBANK Forums Japan, Inc., dated June 1,
        2001 (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K, filed June 26,
        2001).
10.14 Stock Purchase Agreement, dated November 13, 2001, by and between Key3Media Group, Inc. and Invemed Catalyst Fund,
        L.P. incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for period ended
        September 30, 2001).
10.15 Registration Rights Agreement, dated November, 2001, by and between Key3Media Group, Inc. and Invemed Catalyst Fund L.P.
        (included as Exhibit B to Exhibit 10.13).
12.1 Statement re computation of ratios of earnings to fixed charges. (incorporated by reference to Exhibit 12.1 to the Registrant's registration statement on Form S-3 (No.
        333-58808), filed on April 12, 2001).

12.2 Statement re computation of ratios of earnings to fixed charges (incorporated by reference to Exhibit 12.1 to the Registrant's registration statement on Form S-3/A (No.
        333-58808-01), filed on May 18, 2001).
16.1    Letter from PricewaterhouseCoopers LLP, dated December 6,
        2000.**
21.1    List of Subsidiaries of Key3Media Group, Inc.
23.1    Consent of Ernst & Young LLP.
23.2    Consent of PricewaterhouseCoopers LLP.
99.1    Opinion of Ernst & Young LLP with respect to the Selected
        Financial Data, which is included in Part II, Item 6 hereof.

---------------

 * Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (No. 333-36828).

** Incorporated by reference to the corresponding exhibit to the Registrant's current report of Form 8-K filed on December 6, 2000 (No. 333-36828).

 + This exhibit is a management contract or a compensatory plan or arrangement.

     (b) Reports on Form 8-K:

          On September 24, 2001, we filed a Current Report on Form 8-K (Item 2) dated September 10, 2001, related to the acquisition of the NGN, BCR and Pulver assets. On November 13, 2001, we filed an amended Current Report on Form 8-K/A (Item 7) amending our Current Report on Form 8-K dated September 10, 2001. This amended Current Report on Form 8K/A contained the financial statements of pulver.com -- VON Conferences, BCR Enterprises, Inc. and Next Generation Networks as of December 31, 2000 and June 30, 2001 (unaudited) and for the year ended December 31, 2000 and the six months ended June 30, 2000 (unaudited) and 2001 (unaudited) including the report thereon by each entity's respective independent auditors.

          On November 28, 2001, we filed a Current Report on Form 8-K (Items 5 and 7) dated November 27, 2001, related to the completion of Key3Media's sale of $52 million of convertible preferred stock.

          On December 12, 2001, we filed a Current Report on Form 8-K (Items 5 and 7) dated December 11, 2001, announcing the reduction of Key3Media's debt by $10 million.

          On December 21, 2001, we filed a Current Report on Form 8-K (Items 5 and 7) dated December 20, 2001, announcing that Key3Media raised an additional $15 million through the sale of convertible preferred stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEY3MEDIA GROUP, INC.

                                          By:     /s/ PETER B. KNEPPER
                                            ------------------------------------
                                            Name: Peter B. Knepper
                                            Title:  Executive Vice President and
                                                   Chief Financial Officer

Date: March 28, 2002

                                          By:     /s/ NED S. GOLDSTEIN
                                            ------------------------------------
                                            Name: Ned S. Goldstein
                                              Title: Executive Vice President,
                                                     General Counsel and
                                                     Secretary

Date: March 28, 2002

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

                    SIGNATURE                                     CAPACITY                     DATE
                    ---------                                     --------                     ----

               /s/ FREDRIC D. ROSEN                     Director, Chairman and Chief      March 28, 2002
 ------------------------------------------------       Executive Officer (Principal
                 Fredric D. Rosen                            Executive Officer)


             /s/ JASON E. CHUDNOFSKY                 Director, Vice Chairman and Chief    March 27, 2002
 ------------------------------------------------            Operating Officer
               Jason E. Chudnofsky


              /s/ EDWARD A. BENNETT                               Director                March 28, 2002
 ------------------------------------------------
                Edward A. Bennett


             /s/ PAMELA C. ALEXANDER                              Director                March 28, 2002
 ------------------------------------------------
               Pamela C. Alexander


               /s/ G. ANDREA BOTTA                                Director                March 28, 2002
 ------------------------------------------------
                 G. Andrea Botta


                                                                  Director                March   , 2002
 ------------------------------------------------
                   Eric Hippeau


                                                                  Director                March   , 2002
 ------------------------------------------------
                 Ronald D. Fisher


                /s/ JAMES F. MOORE                                Director                March 27, 2002
 ------------------------------------------------
                  James F. Moore


               /s/ JOHN A. PRITZKER                               Director                March 28, 2002
 ------------------------------------------------
                 John A. Pritzker


                /s/ BRUCE M. RAMER                                Director                March 28, 2002
 ------------------------------------------------
                  Bruce M. Ramer


              /s/ MICHAEL B. SOLOMON                              Director                March 28, 2002
 ------------------------------------------------
                Michael B. Solomon


                                                                  Director                March   , 2002
 ------------------------------------------------
                  James A. Wiatt


               /s/ PETER B. KNEPPER                  Executive Vice President and Chief   March 28, 2002
 ------------------------------------------------       Financial Officer (Principal
                 Peter B. Knepper                    Financial and Accounting Officer)

                             KEY3MEDIA GROUP, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          ITEMS 14(a)(1) AND 14(a)(2)

                                                                PAGE
FORM 10-K                                                     REFERENCE
---------                                                     ---------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors -- Ernst & Young LLP.........       F-2
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP.......................................................       F-3
Consolidated Balance Sheets -- December 31, 2000 and 2001...       F-4
Consolidated Statements of Operations -- Three-year period
  ended December 31, 2001...................................       F-5
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income (Loss) -- Three-year period ended
  December 31, 2001.........................................       F-6
Consolidated Statements of Cash Flows -- Three-year period
  ended December 31, 2001...................................       F-7
Notes to Consolidated Financial Statements..................       F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................       S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Key3Media Group, Inc.

     We have audited the accompanying consolidated balance sheets of Key3Media Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key3Media Group, Inc. and subsidiaries at December 31, 2000 and 2001 and the consolidated results of their operations and their cash flows for the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

     As discussed in Note 2 to the financial statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that Statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.

                                          /s/  ERNST & YOUNG LLP

Los Angeles, California
February 12, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ziff-Davis Inc:

     In our opinion, the accompanying combined statements of operations, of cash flows and changes in stockholders' equity for the year ended December 31, 1999 (appearing on pages F-5 through F-7) of Key3Media Group Inc.'s (previously known as ZD Events) (the "Business") Annual Report on Form 10-K present fairly, in all material respects, the results of operations and cash flows of the business for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Business' Management; our responsibility is to express an opinion on these financial statements based upon our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

/s/  PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts April 12, 2000
except for the tenth paragraph of Note 3, and Note 16, for which the dates are April 13, 2000 and June 7, 2001, respectively

                             KEY3MEDIA GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   2000               2001
                                                              --------------     --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $  109,914         $   41,384
  Accounts receivable, net..................................        80,254             47,032
  Prepaid event expenses....................................         4,958              4,540
  Deferred income taxes.....................................         1,745              1,402
  Other current assets......................................         2,970              3,217
                                                                ----------         ----------
          Total current assets..............................       199,841             97,575
  Property and equipment, net...............................        12,342             18,812
  Intangible assets, net....................................       843,999            928,349
  Deferred financing costs and other assets.................         9,151             11,973
                                                                ----------         ----------
          Total assets......................................    $1,065,333         $1,056,709
                                                                ==========         ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............    $    1,584         $       --
  Accounts payable..........................................        21,939             22,338
  Accrued expenses..........................................        49,872             27,469
  Deferred revenue..........................................        97,886             62,982
  Other current liabilities.................................         1,433              1,660
                                                                ----------         ----------
          Total current liabilities.........................       172,714            114,449
Deferred income taxes.......................................        85,030             87,557
Long-term obligations (net of current maturities)...........       367,081            370,000
Other long-term liabilities.................................         8,568                 --
Commitments and contingencies
Shareholders' equity:
  Preferred stock -- $0.01 par value with an aggregate
     liquidation value of $74,818 in 2001; authorized
     200,000,000 shares; issued and outstanding, none in
     2000 and 2,980,000 in 2001.............................            --                 30
  Common stock -- $0.01 par value: authorized 200,000,000
     shares; issued and outstanding, 65,000,000 in 2000 and
     68,099,575 in 2001.....................................           650                681
  Additional paid-in-capital................................       422,171            476,474
  Retained earnings.........................................        38,810             17,414
  Accumulated comprehensive loss............................        (3,836)            (4,085)
  Deferred compensation.....................................       (25,855)            (5,811)
                                                                ----------         ----------
          Total shareholders' equity........................       431,940            484,703
                                                                ----------         ----------
          Total liabilities and shareholders' equity........    $1,065,333         $1,056,709
                                                                ==========         ==========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999           2000           2001
                                                              -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................................   $251,411       $286,901       $252,320
Operating expenses:
  Cost of production........................................     74,131         78,497         86,883
  Selling, general and administrative.......................     88,066        106,231        105,997
  Non-recurring compensation charge.........................         --          2,977             --
  Staff reduction severance charges.........................         --             --          1,709
  Stock based compensation..................................        522          7,967            188
  Depreciation and amortization.............................     38,132         36,688         40,788
                                                               --------       --------       --------
                                                                200,851        232,360        235,565
                                                               --------       --------       --------
Income from operations......................................     50,560         54,541         16,755
                                                               --------       --------       --------
Other income (expenses):
  Interest expense..........................................    (23,300)       (39,359)       (45,102)
  Interest income...........................................        487          3,264          2,870
  Equity in earnings of joint venture.......................      1,649             --             --
  Gain on sale of joint venture interest....................     13,746             --             --
  Other income (expense), net...............................        (71)           (17)         6,496
                                                               --------       --------       --------
                                                                 (7,489)       (36,112)       (35,736)
                                                               --------       --------       --------
Income (loss) before income taxes and extraordinary items...     43,071         18,429        (18,981)
Income tax provision (benefit)..............................     17,082          9,867         (5,125)
                                                               --------       --------       --------
Income (loss) before extraordinary items....................     25,989          8,562        (13,856)
Extraordinary loss on retirement of debt (net of tax benefit
  of $3,383)................................................         --             --         (9,146)
Extraordinary gain on exchange of debt for preferred stock
  (net of tax provision of $594)............................         --             --          1,606
                                                               --------       --------       --------
         Net income (loss)..................................   $ 25,989       $  8,562       $(21,396)
                                                               ========       ========       ========
Net income (loss) attributable to common shareholders:
Net income (loss)...........................................   $ 25,989       $  8,562       $(21,396)
Accretion on convertible preferred stock....................         --             --           (318)
                                                               --------       --------       --------
         Net income (loss) attributable to common
           shareholders.....................................   $ 25,989       $  8,562       $(21,714)
                                                               ========       ========       ========
Net income (loss) per common share -- Basic:
  Before extraordinary items (after accretion on preferred
    stock)..................................................   $   0.49       $   0.15       $  (0.21)
  Extraordinary loss on retirement of debt..................         --             --          (0.14)
  Extraordinary gain on exchange of debt for preferred
    stock...................................................         --             --           0.02
                                                               --------       --------       --------
         Net income (loss) per common share.................   $   0.49       $   0.15       $  (0.33)
                                                               ========       ========       ========
Net income (loss) per common share -- Diluted:
  Before extraordinary items (after accretion on preferred
    stock)..................................................   $   0.49       $   0.14       $  (0.21)
  Extraordinary loss on retirement of debt..................         --             --          (0.14)
  Extraordinary gain on exchange of debt for preferred
    stock...................................................         --             --           0.02
                                                               --------       --------       --------
         Net income (loss) per common share.................   $   0.49       $   0.14       $  (0.33)
                                                               ========       ========       ========
Shares used in computing basic net income (loss) per common
  share.....................................................     53,358         57,589         66,809
Shares used in computing diluted net income (loss) per
  common share..............................................     53,358         59,949         66,809
Pro forma effect for issuance of shares to Initial Public
  Offering Shareholders:
  Pro forma basic net income per share (unaudited)..........         --       $   0.13             --
  Pro forma diluted net income per share (unaudited)........         --       $   0.13             --
Shares used in computing pro forma basic net income per
  common share..............................................         --         65,000             --
Shares used in computing pro forma diluted net income per
  common share..............................................         --         67,360             --

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                        ACCUMULATED        TOTAL
                                                               ADDITIONAL              COMPREHENSIVE   COMPREHENSIVE
                              DIVISION    PREFERRED   COMMON    PAID-IN     RETAINED      INCOME          INCOME
                               CAPITAL      STOCK     STOCK     CAPITAL     EARNINGS      (LOSS)          (LOSS)
                              ---------   ---------   ------   ----------   --------   -------------   -------------
                                                                  (IN THOUSANDS)
Balance at January 1,
  1999......................  $ 409,493      $--       $ --     $     --    $ 47,257      $(2,179)
Net transactions with
  affiliates................    (81,320)      --         --           --          --           --
Foreign currency translation
  adjustment................         --       --         --           --          --       (1,715)       $ (1,715)
Forfeiture of stock
  options...................       (151)      --         --           --          --           --
Amortization of deferred
  compensation..............         --       --         --           --          --           --
Net income..................         --       --         --           --      25,989           --          25,989
                              ---------      ---       ----     --------    --------      -------        --------
Total comprehensive
  income....................                                                                             $ 24,274
                                                                                                         ========
Balance at December 31,
  1999......................    328,022       --         --           --      73,246       (3,894)
Net transactions with
  affiliates................      9,851       --         --           --          --           --
Transaction related to spin
  off from ZDI:
  Adjustment of deferred
    income taxes............    (32,027)      --         --           --          --           --
  Issuance of common stock
    to ZDI..................   (305,846)      --        534      305,312          --           --
  Dividend..................         --       --         --           --     (42,998)          --
Sale of common stock, net of
  issuance costs............         --       --        116       66,562          --           --
Issuance of warrants to
  purchase common stock.....         --       --         --       15,000          --           --
Deferred compensation
  related to stock
  options...................         --       --         --       34,507          --           --
Amortization of deferred
  compensation..............         --       --         --          378          --           --
Forfeiture of options to
  purchase common stock.....         --       --         --       (1,975)         --           --
Adjustment to benefit of
  pre-spin tax loss retained
  by ZDI....................         --       --         --        2,387          --           --
Foreign currency translation
  adjustment................         --       --         --           --          --           58        $     58
Net income..................         --       --         --           --       8,562           --           8,562
                              ---------      ---       ----     --------    --------      -------        --------
Total comprehensive
  income....................                                                                             $  8,620
                                                                                                         ========
Balance at December 31,
  2000......................         --       --        650      422,171      38,810       (3,836)
Issuance of preferred stock,
  net of issuance of
  costs.....................         --       27         --       65,573          --           --
Exchange of debt for
  preferred stock...........         --        3         --        7,497          --           --
Proceeds from the exercise
  of options to purchase
  common stock..............         --       --          1          722          --           --
Forfeiture of stock
  options...................         --       --         --       (2,257)         --           --
Adjustment in fair value of
  options requiring variable
  accounting................         --       --         --      (17,599)         --           --
Amortization of deferred
  compensation..............         --       --         --           --          --           --
Common stock issued for
  business acquired (see
  note 4)...................         --       --         30          367          --           --
Foreign currency translation
  adjustment................         --       --         --           --          --         (249)       $   (249)
Net loss....................         --       --         --           --     (21,396)          --         (21,396)
                              ---------      ---       ----     --------    --------      -------        --------
Balance at December 31,
  2001......................  $      --      $30       $681     $476,474    $ 17,414      $(4,085)       $(21,645)
                              =========      ===       ====     ========    ========      =======        ========


                                DEFERRED
                              COMPENSATION    TOTAL
                              ------------   --------
                                  (IN THOUSANDS)
Balance at January 1,
  1999......................    $ (1,655)    $452,916
Net transactions with
  affiliates................          --      (81,320)
Foreign currency translation
  adjustment................          --       (1,715)
Forfeiture of stock
  options...................         151           --
Amortization of deferred
  compensation..............         522          522
Net income..................          --       25,989
                                --------     --------
Total comprehensive
  income....................
Balance at December 31,
  1999......................        (982)     396,392
Net transactions with
  affiliates................          --        9,851
Transaction related to spin
  off from ZDI:
  Adjustment of deferred
    income taxes............          --      (32,027)
  Issuance of common stock
    to ZDI..................          --           --
  Dividend..................          --      (42,998)
Sale of common stock, net of
  issuance costs............          --       66,678
Issuance of warrants to
  purchase common stock.....          --       15,000
Deferred compensation
  related to stock
  options...................     (34,507)          --
Amortization of deferred
  compensation..............       7,589        7,967
Forfeiture of options to
  purchase common stock.....       1,975           --
Adjustment to benefit of
  pre-spin tax loss retained
  by ZDI....................          --        2,387
Foreign currency translation
  adjustment................          70          128
Net income..................          --        8,562
                                --------     --------
Total comprehensive
  income....................
Balance at December 31,
  2000......................     (25,855)     431,940
Issuance of preferred stock,
  net of issuance of
  costs.....................          --       65,600
Exchange of debt for
  preferred stock...........          --        7,500
Proceeds from the exercise
  of options to purchase
  common stock..............          --          723
Forfeiture of stock
  options...................       2,257           --
Adjustment in fair value of
  options requiring variable
  accounting................      17,599           --
Amortization of deferred
  compensation..............         188          188
Common stock issued for
  business acquired (see
  note 4)...................          --          397
Foreign currency translation
  adjustment................          --         (249)
Net loss....................          --      (21,396)
                                --------     --------
Balance at December 31,
  2001......................    $ (5,811)    $484,703
                                ========     ========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 25,989   $   8,562   $ (21,396)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary loss on retirement of debt................        --          --      12,529
    Extraordinary gain on exchange of debt for preferred
     stock..................................................        --          --      (2,200)
    Depreciation and amortization...........................    38,132      36,688      40,788
    Stock based compensation................................       522       7,967         188
    Non-cash interest expense...............................        --      10,213      12,261
    Loss on disposal of property and equipment..............        --          61          93
    Foreign exchange (gain)/loss............................       126          45         104
    Deferred income taxes...................................    13,473      (3,968)      2,870
    Changes in operating assets and liabilities, net of
     effect from acquired businesses:
      Accounts receivable...................................    (8,358)    (10,871)     38,241
      Prepaid event expenses................................     2,840        (374)      3,357
      Other current assets..................................     1,911      (1,018)        (74)
      Other assets..........................................     8,678         (39)         18
      Accounts payable......................................     2,409      13,162      (1,184)
      Accrued expenses......................................    (1,226)     26,694     (23,352)
      Deferred revenue......................................     5,547      12,087     (51,751)
      Other liabilities.....................................    (2,231)     (1,511)    (10,023)
                                                              --------   ---------   ---------
        Total adjustments...................................    61,823      89,136      21,865
                                                              --------   ---------   ---------
        Net cash provided by operating activities...........    87,812      97,698         469
                                                              ========   =========   =========
Cash flows from investing activities:
  Purchase of property and equipment........................    (3,131)     (7,415)    (14,755)
  Acquisition of businesses, net of cash acquired...........        --          --    (103,707)
  Purchase of intangible assets.............................    (2,019)       (125)         --
                                                              --------   ---------   ---------
        Net cash used in investing activities...............    (5,150)     (7,540)   (118,462)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Net transactions with Softbank, ZDI and affiliates
    excluding non-cash transactions with affiliates.........   (81,320)      7,170          --
  Increase/(decrease) in bank overdraft.....................    (5,206)     (2,351)         --
  Borrowing under new credit facility.......................        --     330,000          --
  Proceeds from the issuance of zero coupon senior
    debentures with detachable warrants.....................        --      75,000          --
  Proceeds from the sale of common stock, net...............        --      69,851          --
  Proceeds from the exercise of options to purchase common
    stock...................................................        --          --         723
  Payment of costs associated with the issuance of long-term
    obligations.............................................        --     (10,582)    (12,975)
  Retirement of zero coupon senior debentures and accreted
    interest................................................        --          --     (83,576)
  Proceeds from issuance of senior subordinated notes.......        --          --     300,000
  Borrowings under amended senior bank credit facility......        --          --     110,000
  Repayment of borrowings under revolving credit facility...        --          --     (30,000)
  Repayment of long-term obligations to ZDI and bank
    borrowings retained by ZDI..............................        --    (382,002)         --
  Repayment of long-term obligations under the new credit
    facility................................................        --     (30,000)   (300,000)
  Proceeds from the issuance of preferred stock, net........        --          --      65,600
  Payment of dividend to ZDI................................        --     (42,998)         --
                                                              --------   ---------   ---------
        Net cash (used in) provided by financing
        activities..........................................   (86,526)     14,088      49,772
                                                              --------   ---------   ---------
Effects of exchange rate changes on cash....................      (951)         98        (309)
                                                              --------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (4,815)    104,344     (68,530)
Cash and cash equivalents at beginning of year..............    10,385       5,570     109,914
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  5,570   $ 109,914   $  41,384
                                                              ========   =========   =========
Supplemental cash flow disclosures:
  Interest paid.............................................  $ 23,300   $  28,897   $  36,630
  Income taxes paid.........................................  $     --   $     137   $     902
Non-cash financing activities:
  Exchange of senior subordinated notes for preferred
    stock...................................................  $     --   $      --   $  10,000
  Capital contribution through payment of stock issuance
    cost by ZDI.............................................  $     --   $   2,681   $      --

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

     In March 2000, Ziff-Davis Inc. ("ZDI") announced its decision to recapitalize and spin-off its trade show and conference business to the holders of ZDI common stock as part of a comprehensive restructuring. On August 18, 2000, ZDI completed the spin-off of the Company, which had been formed in 2000 to hold ZDI's trade show and conference business. In addition to the 53,358 shares of the Company's common stock that were issued to holders of ZDI common stock in the spin-off, the Company raised approximately $75,000 through the issuance of zero coupon senior debentures with detachable warrants and raised approximately $70,000 through the sale of 11,642 shares of its common stock for $6.00 per share. Concurrently, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") borrowed $330,000 from a syndicate of banks. The proceeds of these transactions were used to repay Key3Media Events' $382,000 of existing indebtedness and to fund a $43,000 cash dividend to ZDI, and the balance was retained for working capital and general corporate purposes.

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

     The Company recorded $12,543, $2,490, and $0 for centralized administrative charges from ZDI for the years ended December 31, 1999, 2000, and 2001, respectively. The financial statements are not necessarily indicative of results that would have occurred if the activities of the Company had been a separate stand-alone entity prior to August 18, 2000.

     During 2001, the Company refinanced its long-term obligations as described in Note 3 and issued convertible preferred stock as described in Note 12.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Key3Media Group, Inc. and its wholly owned subsidiaries. The Company does not have any business arrangements with special purpose entities. All significant intercompany accounts and transactions have been eliminated.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities at time of purchase of three months or less.

  CONCENTRATIONS OF RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various high credit financial institutions. At times, cash and cash equivalents may be in excess of federally insured limits or, with respect to international operations, there may be no insurance. The Company has not experienced losses in these accounts. The Company generally bills its customers in advance of the commencement of an event and does not require collateral from its customers. As a result of the timing of the billing and collection of a substantial portion of accounts receivable, the Company has limited its credit risk in the event a customer does not pay.

     Significant revenue and earnings are generated from our NetWorld+Interop tradeshows and JavaOne conference brands. The Company owns the service mark "Interop" and licenses the "NetWorld" service mark from Novell. On December 17, 2001, Novell in an amendment to its existing agreement with the Company assigned all rights in and to the "Networld" service mark and any of its abbreviated forms to the Company for a fee payable of $500 due in 2002. The Company also licenses the name "JavaOne" from Sun Microsystems which expires in July 2004. If this license terminates and is not renewed, the Company would not be able to produce conference events using this service mark and that could adversely affect revenues and results of operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments approximates fair value because of their short-term maturity. The recorded amount of the Company's indebtedness also approximates fair value based upon the current rates available to the Company for debt with similar maturities except for its Senior Subordinated Notes (the "Notes"). The Notes are traded occasionally in public markets and had a fair value of approximately $240,000 compared to a carrying amount of $290,000 at December 31, 2001.

  PROPERTY AND EQUIPMENT

     Property and equipment have been recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance costs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: computers, software and equipment two to seven years, furniture and fixtures five to ten years and leasehold improvements the shorter of their estimated useful lives or lease periods.

  INTANGIBLE ASSETS

     Intangible assets consist principally of trade names, advertiser and exhibitor lists, and goodwill. Trade names are recorded at their estimated fair value using the "relief from royalty" approach. The "relief-from-royalty" approach is based upon the savings that an intangible asset owner will realize from owning the intangible asset instead of paying a rent or royalty for the use of that asset. Advertiser and exhibitor lists have been recorded at their estimated fair value as determined by an "income" approach. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  REVENUE RECOGNITION

     Trade show, conference, customized marketing and education program revenue, less agency commissions, cash discounts, and non-cash discounts are recognized when the events are conducted. Payments received in advance of trade shows, conferences and customized marketing and education programs are initially reported on the balance sheet as deferred revenue.

     The Company enters into barter transactions with certain vendors where booth space at trade shows or conferences is exchanged for advertising or the Company and the vendor exchange advertising. These transactions are not included in the consolidated statements of operations. If these transactions had been included, the Company would have recorded additional revenue and expense of approximately $6,849, $8,649 and $7,186 for the years ended December 31, 1999, 2000 and 2001, respectively.

  COMPUTATION OF NET (LOSS) INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

     Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average of the number of common shares outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 1999.

     Diluted earnings per common share is calculated by dividing the net income
(loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 1999 plus the dilutive effect of stock options, warrants and preferred stock calculated using the treasury stock method.

     Pro forma basic net income per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average of the number of common shares outstanding, including the assumed issuance of shares to Initial Public Offering shareholders in connection with the spin-off, as if such issuances occurred at the beginning of 2000. Pro forma diluted earnings per share is calculated by dividing the net income (loss) attributable to common shareholders on the weighted average number of shares of common stock outstanding, including the assumed issuance of shares to Initial Public Offering shareholders in connection with the spin-off, as if such issuances occurred at the beginning of 2000 plus the dilutive effect of stock options and warrants, calculated using the treasury stock method.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A summary of the shares used to compute historical earnings per share is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         -------   -------   --------
Net income (loss)......................................  $25,989   $ 8,562   $(21,396)
Accretion on convertible preferred stock...............       --        --       (318)
                                                         -------   -------   --------
Net income (loss) attributable to common
  shareholders.........................................  $25,989   $ 8,562   $(21,714)
                                                         -------   -------   --------
Weighted average common shares.........................   53,358    57,589     66,809
                                                         -------   -------   --------
Denominator for basic calculation......................   53,358    57,589     66,809
                                                         -------   -------   --------
Net income (loss) per common share-basic...............  $  0.49   $  0.15   $  (0.33)
                                                         =======   =======   ========
Weighted average effect of anti-dilutive securities:
  Warrants.............................................       --       972         --
  Stock options........................................       --     1,388         --
  Preferred stock......................................       --        --         --
                                                         -------   -------   --------
Total weighted average effect of anti-dilutive
  securities...........................................       --     2,360         --
                                                         -------   -------   --------
Denominator for diluted calculation....................   53,358    59,949     66,809
                                                         -------   -------   --------
Net income (loss) per common share-diluted.............  $  0.49   $  0.14   $  (0.33)
                                                         =======   =======   ========

     A summary of the shares used to compute unaudited pro forma earnings per share is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Net income..................................................    $ 8,562
                                                                -------
Weighted average common shares..............................     65,000
                                                                -------
Denominator for basic calculation...........................     65,000
                                                                -------
Net income per share-basic..................................    $  0.13
                                                                =======
Weighted average effect of anti-dilutive securities:
  Warrants..................................................        972
  Stock options.............................................      1,388
                                                                -------
Total weighted average effect of anti-dilutive securities...      2,360
                                                                -------
Denominator for diluted calculation.........................     67,360
                                                                -------
Net income per share-diluted................................    $  0.13
                                                                =======

  OPERATING COSTS AND EXPENSES

     Cost of production includes the direct costs of organizing, producing and managing trade shows, seminars, conferences and expositions. These costs are capitalized as prepaid and expensed in the month in which the event is conducted.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The activities of the Company were included in the consolidated federal income tax return filed by ZDI (from May 4, 1998 through August 18, 2000). However, the tax provision shown on the consolidated statements of operations and the tax assets and liabilities shown on the consolidated balance sheet for fiscal year 2000 have been prepared as though the activities of the Company were filed in income tax returns on a stand-alone basis. The tax benefit arising from the change in the deferred tax accounts and the Company's interim loss through August 18, 2000 has been recorded in the accompanying statement of operations, however as the operating tax asset will be utilized by Ziff Davis, the amount of the asset has been recorded as a distribution to Ziff Davis. The effect of recording the income tax provision on a stand-alone basis as of August 18, 2000 resulted in an aggregate reduction in Division Equity of $32,027.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements. Actual results may differ from these estimates.

  RELATED PARTY TRANSACTION

     During 2001, the Company recorded event related cost of approximately $125 charged by a vendor who employed a relative by marriage of an officer and director of the Company.

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to adopt a fair value based method for determining the expense related to stock-based compensation. The Company records stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25,

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

"Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 (FIN 44)."

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination," (SFAS No. 141) and "Goodwill and Other Intangible Assets," (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     If impairment indicators such as significant decreases in operating results and cash flows over prior periods arise prior to the annual test at the enterprise level, then the Company will prepare a fair value calculation of enterprise goodwill based on discounted cash flows at the enterprise level. If the fair value exceeds the carrying value, then no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value, then the enterprise goodwill may be potentially impaired and the Company will evaluate the goodwill at the reporting level based on discounted cash flows. The discount rate will be based on the Company's incremental borrowing rates, the risk associated with the cash flows or nature of the business associated with the asset being measured and other factors.

     SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 in July 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company recorded approximately $105,000 of goodwill in connection with the acquisitions that closed after July 1, 2001. This goodwill amount was not amortized during 2001.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $12,600 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on steps the Company has taken to prepare for the adoption of SFAS 142, it is likely that a portion of the goodwill and intangible assets related to the COMDEX brand will be impaired using the impairment test required by SFAS 142. An impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company currently believes the amount of the potential impairment loss will be in the range of $400,000 to $450,000. The Company plans to complete the measurement of the impairment loss in the first quarter of 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not believe the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

  RECLASSIFICATION

     Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentation.

3.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Senior credit facility......................................  $300,000   $     --
$75 million zero coupon debentures including accreted
  interest of $3,386, net of discount of $9,721.............    68,665         --
Borrowings under revolving credit facility..................        --     80,000
11.25%, senior subordinated notes...........................        --    290,000
                                                              --------   --------
                                                               368,665    370,000
Less current maturities.....................................    (1,584)        --
                                                              --------   --------
Total.......................................................  $367,081   $370,000
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

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Subject to certain conditions, our revolving credit facility does not prohibit us from borrowing on a term loan basis an aggregate principal amount of up to $200,000. These borrowings can be senior and can share in the collateral securing the revolving credit facility. In addition, we may be required to prepay any term loans under this part of the credit facility from the net cash proceeds of assets sales outside the ordinary course of our business, the net cash proceeds of additional debt and a portion of our excess cash flow (as defined in our amended and restated credit agreement). No lender has committed to lend us money under this provision.

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

     On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock and 1,080 shares of Series B 5.5% Convertible Redeemable Preferred Stock, in each case for $25.00 per share. Concurrent with the issuance of this convertible preferred stock, the Company repaid $30,000 of the borrowings on its revolving credit facility and further amended its senior bank credit facility replacing its existing financial covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that require it to maintain a ratio of pro forma EDITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5,000) of at least 1.1 to 1 and limit total senior debt to $120,000; total debt to $410,000 and annual capital expenditures to $15,000. The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EDITDA for the previous twelve months is equal to or greater than $85,000, after which time the preexisting covenants will be reinstated. The Company is in compliance with the new covenants as of December 31, 2001.

     At December 31, 2001, the Company had $38,231 of available borrowings under its Amended and Restated Credit Facility, after considering a $1,769 letter of credit issued in connection with a facility lease agreement.

     On August 18, 2000, the Company issued zero coupon senior debentures with an initial principal amount of $75,000. The purchasers paid $72,938 for the debentures and the warrants described below. The principal amount of the debentures accreted at a rate of 12% per year, compounded quarterly. As noted above, the Company repurchased all of these outstanding debentures on June 26, 2001. As part of the redemption of the debentures, 523 warrants to purchase common shares of the Company's stock were cancelled. As of December 31, 2001, warrants to purchase 6,277 shares of the Company's common stock at $6.00 per share remain outstanding. Cashless exercise is permitted and the warrants expire on August 18, 2007.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In connection with the repayment of all of its term loans and repurchase of all of the outstanding debentures on June 26, 2001, the Company recognized an extraordinary loss on retirement of debt of $9,146 (net of a tax benefit of $3,383) representing the write-off of unamortized debt issuance costs and unamortized debt discount recorded in August 2000. This current extraordinary loss amount of $9,146 varies from the extraordinary loss amount of $9,309 (net of tax benefit of $3,220) reported in the Company's quarterly report for the period ended June 30, 2001 due to the change in effective tax rates for the respective periods.

     In May 1998, Key3Media Events entered into a Loan Agreement with ZDI for $382,002 (the "Loan"). The Loan stated that interest payments were due on a quarterly basis beginning June 1998 at a rate of 6% per annum. The Loan was payable on March 31, 2008 and contained no financial covenants. On April 13, 2000, Key3Media Events entered into a Revolving Credit Agreement ("the Agreement") with two banks and borrowed $150,000 which represented the maximum amount available under the Agreement. The proceeds of this borrowing were used to repay a portion of the Loan. Under the terms of the Agreement, Key3Media Events was required to maintain certain financial and operating covenants, which included maximum leverage and minimum interest coverage ratios and limits on capitalized leases and capital expenditures. The borrowing bore interest at a base rate or eurodollar rate, at the option of Key3Media Events. The base rate was equal to the higher of the lender's commercial lending rate or 1/2 of 1% per annum above the federal funds rate. The eurodollar rate was equal to the London Interbank Offered Rate divided by a percentage equal to 100% minus the eurodollar rate reserve percentage, as defined in the Agreement. The Loan and the Agreement were repaid on August 18, 2000 with borrowings from the term loan bank borrowings noted above.

     The Company incurred interest expense to related parties for the years ended December 31, 1999, 2000 and 2001 of $23,300, $15,522 and $0, respectively.

     Maturities of long-term debt for the next five years and thereafter are:

                                                               TOTAL
                                                              --------
Year ending December 31:
  2002......................................................  $     --
  2003......................................................        --
  2004......................................................    80,000
  2005......................................................        --
  2006......................................................        --
  Thereafter................................................   290,000
                                                              --------
  Total.....................................................  $370,000
                                                              ========

4.  BUSINESS COMBINATIONS

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

     In connection with each of these acquisitions, the initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreements) for the years 2000 and 2001

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

attributable to each group of assets acquired. For purposes of each acquisition closing, an estimate of 2001 EBITDA was used to calculate the estimated initial purchase price with a portion of this estimated initial purchase price placed into an escrow account pending final determination of the initial purchase price based upon audited financial results for 2001. Upon the final determination of the initial purchase price, the escrow amounts and additional amounts, if any, due each party will be distributed as required by the purchase agreements. In December 2001, the escrow provisions to the Pulver Asset acquisition were amended to return to the Company $2,750 of the original escrow amount deposited and increase the total escrow amount at December 31, 2001 to $20,250. The following table shows the estimated initial purchase price and the portion of the estimated initial purchase price currently held in escrow for each acquisition:

                                                  VON       BCR       NGN      TOTAL
                                                -------   -------   -------   --------
Accounts receivable and prepaid expenses......  $   654   $ 1,314   $ 1,036   $  3,004
Identifiable intangible assets................    7,245        --     3,386     10,631
Goodwill......................................   49,970    13,766    41,195    104,931
Accounts payable and accrued expenses.........       --      (565)      (13)      (578)
Deferred revenue..............................   (2,772)   (1,452)   (3,044)    (7,268)
                                                -------   -------   -------   --------
Total cash paid...............................   55,097    13,063    42,560    110,720
Working capital included in purchases price...    2,410       702     2,022      5,134
                                                -------   -------   -------   --------
Estimated initial purchase price..............  $57,507   $13,765   $44,582   $115,854
                                                =======   =======   =======   ========
Amount in escrow..............................  $20,250   $ 1,377   $ 4,458   $ 26,085
                                                =======   =======   =======   ========

     This estimated initial purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation has resulted in total acquired identifiable intangible assets related primarily to exhibitor lists of $10,631, which are being amortized on a straight-line basis over 3 years. The resulting total preliminary goodwill of $104,931 has not been amortized but will be subjected to an annual impairment test in accordance with SFAS No. 142.

     In each of the NGN and BCR purchase agreements there is an incentive provision to increase the purchase price of the assets acquired. To the extent that (i) revenues for the year 2003 are greater than the average revenue for 2000 and 2001, and provided that (ii) the percentage that EBITDA bears to revenue for 2003 is not less than the comparable percentage of EBITDA to average revenue for 2000 and 2001, then additional purchase consideration will be due each seller. For the portion of revenue increase up to $3,000, the additional consideration will be the amount of the increase; for that portion of the revenue increase from $3,001 to $6,000 the additional consideration will be 1.25 times the amount of the increase; and for that portion of the increase from the above $6,000 the additional increase will be 1.5 times the amount of the increase.

     The Pulver asset purchase agreement includes provisions for purchase price adjustments in each of 2002, 2003 and 2004. In each instance, EBITDA for the year will be compared to the EBITDA attributable to the Pulver Assets for 2001 (the "Base EBITDA"). If the EBITDA for any such year exceeds the Base EBITDA, then the purchase price will increase by an amount equal to 50% of such excess multiplied by 8.75; conversely, if the EBITDA for any such year is less than the Base EBITDA, then the purchase price will decrease by an amount equal to 50% of the shortfall multiplied by 8.75. Notwithstanding the foregoing, the maximum increase or decrease in purchase price for any year is $6,000 provided however, if the price increases as a result of the EBITDA for 2002, then the maximum increase or decrease will be $5,000 for each subsequent year.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     These acquisitions have been recorded using the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations do not include any revenues and expenses related to these acquisitions prior to the respective closing dates.

     On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from Softbank America Inc. ("SB America") all the outstanding equity shares of Softbank America Inc. ("SB Forums") for a purchase price equal to (i) ten times the EBITDA of SB Forums for 2001 minus (ii) $450. The Company paid the purchase price in shares of its common stock, which were valued at $10 per share for this purpose. The Company initially issued 2,955 shares of its common stock to SB America, which was based on an estimate that SB Forums' EBITDA for 2001 will be $3,000. Based on the preliminary results of SB Forums' EBITDA for 2001, the Company does not expect to issue any additional shares in connection with this acquisition.

     Because SB America owned in excess of fifty (50) percent of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company recorded the acquisition as of this closing date. Accordingly, the results of SB Forums are included in the Company's statement of operations beginning on June 1, 2001. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares initially issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in-capital.

     Following are the Company's unaudited pro forma results for the years ended December 31, 2000 and 2001, respectively, assuming the acquisitions described above occurred on January 1, 2000:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net revenue.................................................  $342,509   $271,305
Income (loss) before extraordinary items....................    10,930    (14,618)
Net income (loss)...........................................    10,930    (22,158)
Income (loss) before extraordinary items per common
  share -- diluted..........................................      0.17      (0.22)
Net income (loss) per common share -- diluted...............      0.17      (0.33)

     These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000.

5.  BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Accounts receivable.........................................  $83,816   $49,365
Less: allowance for doubtful accounts and cancellations.....   (3,562)   (2,333)
                                                              -------   -------
                                                              $80,254   $47,032
                                                              =======   =======

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Computers, software and equipment...........................  $ 28,992   $ 40,246
Leasehold improvements......................................     3,260      4,582
Furniture and fixtures......................................     4,669      4,929
Construction in progress....................................        --        812
                                                              --------   --------
                                                                36,921     50,569
Less: accumulated depreciation and amortization.............   (24,579)   (31,757)
                                                              --------   --------
                                                              $ 12,342   $ 18,812
                                                              ========   ========

     Depreciation and amortization expense of property and equipment for the years ended December 31, 1999, 2000 and 2001 was $4,591, $5,226 and $8,311,
respectively.

     Intangible assets consist of the following:

                                                                        DECEMBER 31,
                                                     RANGE OF      -----------------------
                                                  LIVES IN YEARS      2000         2001
                                                  --------------   ----------   ----------
Goodwill:
  Softbank COMDEX...............................        40         $  277,642   $  277,642
  Softbank Forums, Inc. ........................     5 to 30          160,424      160,424
  Pulver........................................        --                 --       49,970
  NGN...........................................        --                 --       41,195
  BCR...........................................        --                 --       13,766
                                                                   ----------   ----------
                                                                      438,066      542,997
Trade names:
  COMDEX........................................        40            418,000      418,000
                                                                   ----------   ----------
                                                                      418,000      418,000
Advertiser and exhibitor lists:
  COMDEX Fall...................................        27            135,990      135,990
  COMDEX Spring.................................        17             12,000       12,000
  Pulver........................................        3                  --        7,245
  NGN...........................................        3                  --        3,386
                                                                   ----------   ----------
                                                                      147,990      158,621
Other intangibles...............................    2.5 to 15          16,609       15,582
                                                                   ----------   ----------
                                                                    1,020,665    1,135,200
Less: accumulated amortization..................                     (176,666)    (206,851)
                                                                   ----------   ----------
                                                                   $  843,999   $  928,349
                                                                   ==========   ==========

     Amortization expense related to intangible assets for the years ended December 31, 1999, 2000 and 2001 was $33,541, $31,462 and $ 32,477,
respectively.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As previously noted, the Company adopted SFAS 142 on July 1, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives arising from acquisitions completed after June 30, 2001. Consequently, the Company did not amortize the goodwill that arose from the acquisition of the Pulver, BCR and NGN assets. Additionally, SFAS 142 contains non-amortization provisions for goodwill and intangible assets with indefinite useful lives that arose prior to June 30, 2001 effective as of January 1, 2002. These goodwill amounts will be subjected to testing for impairment at least annually in accordance with provisions of SFAS 142. The Company recognized approximately $12,800 of amortization expense in 2001 for goodwill that will not be amortized effective January 1, 2002.

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Payroll and related employee benefits.......................  $10,106   $ 4,630
Income and related taxes payable............................   13,579     1,296
Accrued event production costs..............................   14,472    11,963
Other accrued expenses......................................   11,715     9,580
                                                              -------   -------
                                                              $49,872   $27,469
                                                              =======   =======

6.  STAFF REDUCTION SEVERANCE CHARGE AND NON-RECURRING COMPENSATION CHARGE

     During the last five months of 2001, the Company eliminated various positions across all of its functional business segments. The amount due employees for severance and termination benefits was $1,709, of which $1,100 was unpaid as of December 31, 2001.

     In December 2000, two executives of the Company elected to exercise their rights under the termination provisions included in their respective employment agreements. This action resulted in a one time non-recurring compensation charge of $2,977 for the required termination payments. Subsequently, the Company and one of these executives entered into a new four-year employment agreement in December, 2000.

7.  INCOME TAXES

     Income (loss) before income taxes and extraordinary items is attributable to the following jurisdictions:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         -------   -------   --------
United States..........................................  $41,473   $18,533   $(22,818)
Foreign................................................    1,598      (104)     3,837
                                                         -------   -------   --------
  Total................................................  $43,071   $18,429   $(18,981)
                                                         =======   =======   ========

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Components of the provision (benefit) for income taxes related to continuing operations are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   ------   --------
U.S. federal income taxes:
  Current...............................................  $ 2,730   $2,353   $(20,512)
  Deferred..............................................   12,744    6,157     11,683
State and local income taxes:
  Current...............................................      156      168     (1,269)
  Deferred..............................................      728      440        888
Foreign.................................................      724      749      1,296
                                                          -------   ------   --------
  Income tax provision (benefit)........................  $17,082   $9,867   $ (7,914)
                                                          =======   ======   ========

     The income tax provision (benefit) for 2001 includes $3,383 attributable to the extraordinary loss on retirement of debt and $594 attributable to the extraordinary gain on the exchange of debt for convertible preferred stock.

     A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income (loss) before income taxes and extraordinary items is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      2000      2001
                                                              ------    ------    ------
Federal statutory tax rate..................................   35.0%     35.0%     35.0%
State and local taxes (net of federal tax benefit)..........    2.0       2.0       1.3
Effect of foreign operations................................    0.3       4.1      (6.9)
Non-deductible executive compensation.......................     --       6.5      (0.6)
Non-deductible debenture interest...........................     --       1.8      (1.7)
Amortization of nondeductible goodwill......................    2.0       1.1      (0.9)
Other, including meals and entertainment....................    0.4       3.0       0.8
                                                               ----      ----      ----
Effective tax rate..........................................   39.7%     53.5%     27.0%
                                                               ====      ====      ====

     Following is a summary of the components of the deferred tax accounts:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
Current deferred tax asset..................................  $  1,745   $   1,402
                                                              --------   ---------
Noncurrent deferred tax asset and (liability):
  Basis difference in intangible asset......................   (91,943)   (104,433)
  Carry forward items.......................................        43      22,092
  Other.....................................................     6,870      (5,216)
                                                              --------   ---------
  Gross noncurrent deferred tax liability...................   (85,030)    (87,557)
Valuation allowance.........................................        --          --
                                                              --------   ---------
  Net noncurrent deferred tax liability.....................  $(85,030)  $ (87,557)
                                                              ========   =========

     During 2001, the Company reclassified $11,850 of income taxes payable at December 31, 2000 to deferred income tax as this amount was not expected to be currently payable.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     For tax purposes, the Company had available, at December 31, 2001, net operating loss carry forwards for regular federal income tax purposes of $20,424 which will expire in 2021.

8.  STOCK COMPENSATION PLANS

     The disclosures described below set forth the various compensation plans implemented by the Company and by Softbank and ZDI only to the extent such plans affect the employees of the Company.

  KEY3MEDIA GROUP, INC. 2000 STOCK OPTION AND INCENTIVE PLAN

     The Board of Directors of the Company adopted the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan (the "Plan") on August 21, 2000. Under the terms of the Plan, all employees, officers, directors and consultants of the Company are eligible to participate. The Nominating and Compensation Committee of the Board of Directors establish the option price and the vesting schedule of each stock grant. The initial number of shares authorized for option grants under the Plan was 23,933. In the event the Company issues additional shares of common stock, as defined, the total number of additional shares of common stock authorized for option grants shall equal 33 1/3% of the additional shares of common stock issued at the time. The Company has authorized 24,744 shares of common stock to be granted at December 31, 2001.

     On August 21, 2000, the Company made certain option grants to employees who previously held options to purchase stock of ZDI, ZDNet, and Softbank Corp. As a consequence, these options are subject to the accounting treatment described in FIN 44 which requires recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation.

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

     On January 19, 1998, the exercise price of all of the shares outstanding under option agreements was reset to (Yen) 4,000, the closing market price on Japan's Tokyo Stock Exchange First Section at that date. In conjunction with the repricing, those options previously exercisable on December 31,1997 could only be exercised after July 19, 1998. The repricing of the stock options did not result in compensation expense to the Company.

     Certain employees of the Company who continue to hold options to purchase stock of Softbank Corp. were granted accelerated vesting rights that resulted in additional deferred stock compensation of $1,137 for the year ended December 31, 2000 and non-cash stock based compensation expense of $1,382 and $97 for the year ended December 31, 2000 and 2001, respectively.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In 2000, the Company's deferred compensation activity related to the following plans:

                                                          KEY3MEDIA   SOFTBANK
                                                            PLAN       PLANS     TOTAL
                                                          ---------   --------   ------
Deferred stock compensation.............................   33,370      1,137     34,507
Amortization of deferred stock compensation.............    6,206      1,383      7,589
Forfeitures.............................................    1,975         --      1,975

  1998 INCENTIVE COMPENSATION PLAN AND THE 1998 NON-EMPLOYEE DIRECTOR'S STOCK OPTION PLAN

     ZDI has two classes of common stock; ZD Inc.-ZD Common Stock ("ZD Stock") and ZD Inc.-ZDNet Stock ("ZDNet Stock").

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

     The 1998 Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan") provides for the grant of stock options to non-employee directors. ZDI had reserved 8,500 shares of common stock for issuance under the Non-Employee Directors Plan.

     On September 23, 1998, the ZDI Board of Directors approved the reduction of the exercise price of all options outstanding under the Incentive Plan from $16.00 to $6.00, the closing market price of ZDI common stock on that date. In addition, the vesting period of the options was extended by three months. The repricing did not result in compensation expense to the Company.

     On December 21, 1998, ZDI's Board of Directors approved the grant of options to acquire an aggregate of approximately 224 shares of ZDNet Stock to certain employees of the Company at a price of $4.29 per share. As a result of the grant the Company recorded deferred compensation expense of $408 for the difference between the exercise price and the deemed fair value of the underlying shares. The Company is recognizing non-cash compensation for accounting purposes of $102 ratably over the vesting periods of the options. These options are currently scheduled to vest and become exercisable on the fifth anniversary of the date of grant.

     On January 29, 1999, ZDI granted options to a number of ZD Events employees in connection with the cancellation of corresponding options to purchase stock of SOFTBANK Corp. In connection with these grants, an affiliate of SOFTBANK Corp. has agreed with ZDI that, if and when any of these options are exercised,
(1) that affiliate will cause the shares to ZDI common stock issuable upon such exercise to be supplied to ZDI and (2) ZDI will deliver to that affiliate of its designee the exercise price paid upon such exercise. Thus, the exercise of these options will not increase the number of shares of ZDI common stock outstanding or ZDI's stockholders equity. The Company recognized compensation expense for accounting purposes through the vesting period that ended in fiscal year 2000.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  OPTION GRANTS

     Information relating to the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan is as follows:

                                                                                    WEIGHTED
                                                                                  AVERAGE FAIR
                                                                   WEIGHTED       MARKET VALUE
                                                    NUMBER OF   AVERAGE OPTION     AS DATE OF
                                                     SHARES     PRICE PER SHARE      GRANT
                                                    ---------   ---------------   ------------
Shares outstanding under options at December 31,
  1999............................................       --         $   --           $   --
  Granted at market prices........................    1,249          10.73            10.73
  Granted at price exceeding market...............    8,212          11.00             6.00
  Granted at price below market...................   13,388           5.12             6.16
  Exercised.......................................       --             --               --
  Forfeited.......................................     (566)          6.39               --
                                                     ------         ------           ------
Shares outstanding under options at December 31,
  2000............................................   22,283         $ 7.57               --
  Granted at market prices........................    1,807          11.51            11.51
  Granted at price exceeding market...............      653           6.71             6.10
  Granted at price below market...................      105           5.00             6.00
  Exercised.......................................     (145)          5.00               --
  Forfeited.......................................   (1,802)          6.66               --
                                                     ------         ------
Shares outstanding under options at December 31,
  2001............................................   22,901         $ 7.93
                                                     ======         ======

     Information relating to the Softbank options for ZD Events employees during 1999 and part of 2000 is as follows:

                                                                             WEIGHTED
                                                            NUMBER OF     AVERAGE OPTION
                                                             SHARES     PRICE PER SHARE(1)
                                                            ---------   ------------------
Shares outstanding under options at December 31, 1998.....   219,343          $31.03
  Granted.................................................        --              --
  Exercised...............................................   (76,731)          31.03
  Forfeited/cancelled.....................................   (31,772)          31.03
                                                            --------          ------
Shares outstanding under options at December 31, 1999.....   110,840           31.03
  Granted.................................................        --              --
  Exercised...............................................  (110,840)          31.03
  Forfeited/cancelled.....................................        --              --
                                                            --------          ------
Shares outstanding under options at December 31, 2000.....        --          $   --
                                                            ========          ======

---------------

(1) The exercise price of the stock options is set in Japanese yen. The exercise prices as shown about have been converted to U.S. dollars based upon the exchange rate of the date of grant for the respective options. The 1998 activity reflects the repricing of all options outstanding as of January 19, 1998 to (Yen) 4,000.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Information relating to the Ziff-Davis Inc.-ZD stock options for ZD Events employees during 1999 and 2000 is as follows:

                                                                             WEIGHTED
                                                             NUMBER OF    AVERAGE OPTION
                                                               SHARES     PRICE PER SHARE
                                                             ----------   ---------------
Shares outstanding under options at December 31, 1998......   1,047,495       $ 6.06
  Granted..................................................     531,870        15.87
  Exercised................................................     (38,195)        6.00
  Forfeited................................................    (160,185)        9.46
                                                             ----------       ------
Shares outstanding under options at December 31, 1999......   1,380,985         9.45
  Granted..................................................          --           --
  Exercised................................................  (1,380,985)        9.45
  Forfeited................................................          --           --
                                                             ----------       ------
Shares outstanding under options at December 31, 2000......          --       $   --
                                                             ==========       ======

     Information relating to the Ziff-Davis Inc.-ZDNet stock options for ZD Events employees during 1999 and 2000 is as follows:

                                                                               WEIGHTED
                                                            NUMBER OF       AVERAGE OPTION
                                                              SHARES        PRICE PER SHARE
                                                         ----------------   ---------------
Shares outstanding under options at December 31,
  1998.................................................       224,437           $ 4.29
  Granted..............................................       165,055            30.23
  Exercised............................................          (875)            4.29
  Forfeited............................................       (32,187)           17.60
                                                             --------           ------
Shares outstanding under options at December 31,
  1999.................................................       356,430            15.10
  Granted..............................................            --               --
  Exercised............................................      (356,430)           15.10
  Forfeited............................................            --               --
                                                             --------           ------
Shares outstanding under options at December 31,
  2000.................................................            --           $   --
                                                             ========           ======

     Information relating to the Key3Media Group, Inc. stock options as of December 31, 2001 is as follows:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ------------------------------------------------   -----------------------------
                                        WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
                                           REMAINING           AVERAGE                         AVERAGE
                            NUMBER      CONTRACTUAL LIFE   EXERCISE PRICE      NUMBER      EXERCISE PRICE
RANGE OF EXERCISE PRICES  OUTSTANDING      (IN YEARS)         PER SHARE      EXERCISABLE      PER SHARE
------------------------  -----------   ----------------   ---------------   -----------   ---------------
$ 5.00 - $ 5.33             11,329            8.7              $ 5.00           4,680          $ 5.00
$ 5.34 - $10.00              1,297            9.4              $ 8.13             145          $ 8.41
$10.01 - $12.80             10,275            8.7              $11.13           3,941          $11.00
                            ------                                              -----
Total                       22,901                                              8,766
                            ======                                              =====

     SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), requires the Company to disclose pro forma information regarding options grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

below. These amounts have not been reflected in the Company's Consolidated Statement of Operations, because APB 25. "Accounting for Stock Issued to Employee," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of certain options granted to the Company's employees.

     SFAS 123 pro forma numbers are as follows for December 31 (in thousands, except per share amount and percentages):

                                                           1999      2000      2001
                                                          -------   ------   --------
Net income (loss) -- as reported........................  $25,989   $8,562   $(21,396)
Net income (loss -- pro forma...........................  $22,510   $4,509   $(35,223)
Basic net income (loss) per common share -- as
  reported..............................................  $  0.49   $ 0.15   $  (0.33)
Diluted net income (loss) per common share -- as
  reported..............................................  $  0.49   $ 0.14   $  (0.33)
Basic net income (loss) per common share -- pro forma...  $  0.42   $ 0.08   $  (0.53)
Diluted net income (loss) per common share -- pro
  forma.................................................  $  0.42   $ 0.08   $  (0.53)

  KEY3MEDIA OPTIONS

                                                              2000    2001
                                                              -----   -----
Risk-free interest rate.....................................    6.2%    4.5%
Dividend yield..............................................    n/a     n/a
Volatility factor...........................................   46.0%   74.0%
Expected life...............................................  3 yrs   3 yrs

     The following assumptions are for 1999 only as there were no options outstanding as of December 31, 2000 related to these plans:

                                                                ZIFF-DAVIS      ZIFF-DAVIS
                                                    SOFTBANK    INC. -- ZD     INC. -- ZDNET
                                                    OPTIONS    STOCK OPTIONS   STOCK OPTIONS
                                                    --------   -------------   -------------
Risk-free interest rate...........................    n/a            5.24%           5.23%
Dividend yield....................................    n/a             n/a             n/a
Volatility factor.................................    n/a           59.27%          84.15%
Expected life.....................................    n/a         6 years         6 years

     The weighted average fair value of options granted during the year ended December 31 is as follows:

                                                               1999    2000    2001
                                                              ------   -----   -----
Key3Media Group.............................................     n/a   $2.20   $5.01
Softbank options............................................     n/a     n/a     n/a
Ziff-Davis Inc. -- ZD Stock options.........................  $ 9.69     n/a     n/a
Ziff-Davis Inc. -- ZDNet options............................  $22.39     n/a     n/a

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

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

9.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLANS

     The Company sponsors the Key3Media Events 401(k) Plan (the "Plan") to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provided tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 20% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions at 50% for the first 4% contributed by employees. All matching contributions vest over four years. In addition, the Plan provides for discretionary contributions as determined by the Company's Management based on the Company's performance during the past year. Such contributions vest over five years and will be allocated to eligible participants in proportion to their current investment allocation.

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

     The Company made contributions to the above noted plans of $2,450, $346 and $622 for the years ended December 31, 1999, 2000 and 2001, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     In March 2000, the Company's wholly owned subsidiary Key3Media Events, Inc. ("Key3Media Events") sued GES Exposition Services, Inc. ("GES") for breach of contract in the United States District Court for the District of Massachusetts. The Company previously used GES as the decorator for all of its major events. The Company believed that GES was withholding commissions that it was required to pay to Key3Media Events under its decorator contract. GES raised a number of counterclaims in which it alleged that Key3Media Events owed it money and/or damages. The litigation was settled in July 2001. As a result of this settlement, advance payments previously received from GES that were recorded as deferred revenue (included in other long-term liabilities) and a net receivable amount from GES were eliminated from The

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company's balance sheet. In addition, the settlement resulted in an increase in other income (expense), net for the second quarter of 2001 of approximately $6,700. A stipulation of dismissal with prejudice evidencing the companies' agreement to end the litigation was filed with the court on October 19, 2001.

     On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. The Company entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. The Company estimates that its total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface
Group -- Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A,
(vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. The case is in discovery.

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to Comdex/Fall 2000 and over $2,000 arising from breaches related to Comdex/Fall 2001. The case is in discovery.

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $452 plus interest, and reasonable attorneys' fees and costs.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R. L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10,451 and punitive damages of $10,000.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code
Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10,000, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland.

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

11.  OPERATING LEASE COMMITMENTS

  OPERATING LEASES AND SUBLEASE ARRANGEMENTS

     The Company leases certain office facilities and certain furniture and equipment under operating leases expiring through 2010. Some of these facility leases contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index.

     Following is a schedule of future minimum lease payments under operating leases and under sublease arrangements that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001:

                                                              OPERATING   SUBLEASE
                                                              ---------   --------
Years ending December 31:
  2002......................................................   $ 8,905      $557
  2003......................................................     6,514        93
  2004......................................................     6,130        --
  2005......................................................     6,206        --
  2006......................................................     5,757        --
  Thereafter................................................     9,589        --
                                                               -------      ----
                                                               $43,101      $650
                                                               =======      ====

     Rent expense amounted to approximately $4,469, $5,026 and $6,668 for the years ended December 31, 1999, 2000, and 2001, respectively.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Included in cost of production is the rental fee for venues that hold our exhibits. The agreements related to these rental arrangements generally permit cancellations and require a termination fee based on the cancellation date. The rental fee amount for the years ended December 31, 1999, 2000 and 2001 approximated $6,000, $6,500 and $11,200, respectively.

12.  SHAREHOLDERS' EQUITY

     The total amount of authorized capital stock of the Company is 600,000 shares, consisting of 200,000 shares of common stock, par value $0.01 per share, 200,000 shares of non-voting common stock, par value $0.01 per share, and 200,000 shares of preferred stock, par value $0.01 per share. The Company has the following shares outstanding as of December 31, 2001:

                                                               TOTAL
                                                               ------
Common stock................................................   68,100
Series A 5.5% Convertible Redeemable Preferred Stock........    1,000
Series B 5.5% Convertible Redeemable Preferred Stock........    1,980

     On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock and 1,080 shares of Series B 5.5% Convertible Redeemable Preferred Stock, in each case for $25.00 per share. Both of these series of preferred stock convert into shares of Key3Media common stock at a conversion price of $5.55 per share, subject to adjustment. The terms for each of the series are identical. The liquidation preference is $25.00 per share plus accrued but unpaid dividends, which accrues at the rate of 5.39% per annum prior to November 27, 2002 and at a rate of 5.5% after November 27, 2002, payable quarterly commencing on February 27, 2002 when, as and if declared by the Board of Directors. However, if all or any portion of any quarterly dividends is not paid, then the liquidation preference will increase by the amount of such unpaid dividends per share. In addition to the quarterly dividend, the holders of preferred stock will share equally in any dividends declared or paid to holders of the Common Stock and are entitled to vote on all matters on which the Common Stock is entitled to vote on an as converted basis.

     Both series of preferred stock have automatic and mandatory conversion features. On November 27, 2011, each share of preferred stock will automatically convert into the number of shares of Common Stock equal to the adjusted liquidation preference divided by the lesser of the then current conversion price or the current market price of the Common Stock, in each case determined as of such date. The mandatory conversion feature is triggered at any time after the volume-weighted average closing price of the Common Stock trades at or above 150% of the then current conversion price for 60 consecutive trading days. The Company must mandatorily convert each share of the preferred stock into the number of shares of Common Stock equal to the adjusted liquidation preference divided by the conversion price, in each case determined as of the conversion date. Moreover, the Company may not redeem the preferred stock at its own option prior to November 27, 2004 unless the mandatory conversion feature is triggered earlier.

     On December 12, 2001, the Company issued 300 shares of Series B 5.5% Convertible Redeemable Preferred Stock in a private placement in exchange for $10,000 face amount of our Notes. For the purpose of this exchange, the Notes were valued at $7,500 and the convertible preferred shares were issued for $25.00 per share. In connection with this exchange, the Company recorded an extraordinary gain on conversion of debt to preferred stock of $1,606 (net of taxes of $594) representing the difference between the face value of the Notes and the value of the convertible preferred stock less the write-off of unamortized debt issuance costs allocated to the Notes exchanged for preferred stock.

     On December 20, 2001, the Company raised $15,000 through the private placement of 600 shares of Series B 5.5% Convertible Redeemable Preferred Stock for $25.00 per share.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A director of the Company is affiliated with the purchaser of 1,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock.

     Shares reserved for future issuance as of December 31, 2001:

                                                               RESERVED
                                                                SHARES
                                                               --------
Reserved for issued & outstanding Series A Preferred
  Stock.....................................................     4,500
Reserved for issued & outstanding Series B Preferred
  Stock.....................................................     9,000
Reserved for issued & outstanding warrants related to
  debentures................................................     6,277
Reserved for issuances under 2000 Stock Option & Incentive
  Plan......................................................    24,744

13.  SEGMENT INFORMATION

     The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

     Financial information by geographic areas is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1999        2000         2001
                                                    --------   ----------   ----------
Net revenues:
  North America...................................  $234,412   $  273,502   $  219,882
  Europe..........................................    12,307       11,964       12,954
  Far East........................................     4,692        1,435       19,484
                                                    --------   ----------   ----------
          Total...................................  $251,411   $  286,901   $  252,320
                                                    ========   ==========   ==========
Other income (expense):
  North America...................................  $ (7,506)  $  (36,237)  $  (35,648)
  Europe..........................................      (132)         116           31
  Far East........................................       149            9         (119)
                                                    --------   ----------   ----------
          Total...................................  $ (7,489)  $  (36,112)  $  (35,736)
                                                    ========   ==========   ==========
Total assets:
  North America...................................  $956,283   $1,048,772   $1,041,674
  Europe..........................................    13,025       15,975        6,604
  Far East........................................     2,256          586        8,431
                                                    --------   ----------   ----------
          Total...................................  $971,564   $1,065,333   $1,056,709
                                                    ========   ==========   ==========

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                        2001 QUARTER ENDED
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
Revenues...............................  $  8,017   $115,656     $51,483        $77,164
Gross margin...........................     4,923     78,174      33,641         48,699
Staff reduction severance charges......        --         --         308          1,401
Income (loss) before extraordinary
  items................................   (23,983)    16,716      (3,651)        (2,938)
Net Income (loss)......................   (23,983)     7,407      (3,651)        (1,169)
Income (loss) before extraordinary
  items (after accretion on preferred
  stock) per common share -- Basic.....  $  (0.37)  $   0.25     $ (0.05)       $ (0.05)
Income (loss) before extraordinary
  items (after accretion on preferred
  stock) per common share -- Diluted...  $  (0.37)  $   0.23     $ (0.05)       $ (0.05)
Net income (loss) per common share
  (after accretion on preferred
  stock) -- Basic......................  $  (0.37)  $   0.11     $ (0.05)       $ (0.02)
Net income (loss) per common share
  (after accretion on preferred
  stock) -- Diluted....................  $  (0.37)  $   0.10     $ (0.05)       $ (0.02)

                                                        2000 QUARTER ENDED
                                          -----------------------------------------------
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                          --------   -------   ------------   -----------
Revenues................................  $ 21,147   $93,916     $60,531       $111,307
Gross margin............................    12,735    68,432      43,865         83,372
Net Income (loss).......................   (13,760)   15,149      (2,099)         9,272
Basic and diluted net income (loss) per
  common share..........................  $  (0.26)  $  0.28     $ (0.04)      $   0.14

15.  SUBSEQUENT EVENT (UNAUDITED)

     On January 7, 2002, the Company completed its acquisition of ExpoNova Events & Exhibitions (ExpoNova) previously announced on November 20, 2001. The Company paid an estimated initial purchase price of $3,360 in cash and issued 178 shares of its common stock with a fair value approximating $840 for a total purchase price of $4,200. Additionally, in connection with this acquisition, ExpoNova retained the right to require the Company to purchase another tradeshow and conference business subject to certain conditions. On January 16, 2002, ExpoNova exercised this right; consequently, the Company has agreed to purchase the business and expects to complete this purchase transaction in April 2002. Ten percent of the total cash and securities given as consideration for these acquisitions has been or will be placed into escrow. Upon the final determination of the purchase price, the escrow amount and additional amounts, if any, due each party will be distributed as required by the purchase agreements.

16.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

     In connection with the issuance of the Company's $300,000 Notes, the Company's U.S.-based subsidiaries, Key3Media Events, Key3Media Von Events, and Key3Media BCR Events, Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2000 and 2001 and for the three years ended December 31, 2001.

                             KEY3MEDIA GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2001

                                                                              ELIMINATIONS AND
                                    PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                 COMPANY ONLY   GUARANTORS   NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                 ------------   ----------   --------------   ----------------   ------------
                                                                (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and cash equivalents....    $ 24,953     $   13,682      $ 2,749         $        --       $   41,384
  Accounts receivable, net.....          --         38,510        8,522                  --           47,032
  Prepaid events expenses......          --          4,183          357                  --            4,540
  Deferred tax asset...........          --          1,402           --                  --            1,402
  Other current assets.........      15,293          1,193        2,062             (15,331)           3,217
                                   --------     ----------      -------         -----------       ----------
          Total current
            assets.............      40,246         58,970       13,690             (15,331)          97,575
  Intercompany receivable......     409,183          5,493        7,864            (422,540)              --
  Property and equipment,
     net.......................          --         18,347          465                  --           18,812
  Intangibles assets, net......          --        927,059        1,290                  --          928,349
  Investment in subsidiaries...     513,088        111,117           --            (624,205)              --
  Other assets.................      11,839            148          (14)                 --           11,973
                                   --------     ----------      -------         -----------       ----------
          Total assets.........    $974,356     $1,121,134      $23,295         $(1,062,076)      $1,056,709
                                   ========     ==========      =======         ===========       ==========
                                     LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............    $     --     $   17,321      $ 5,017         $        --       $   22,338
  Accrued expenses.............       2,701         21,128        3,640                  --           27,469
  Deferred revenue.............          --         56,643        6,339                  --           62,982
  Other current liabilities....          --            712          948                  --            1,660
                                   --------     ----------      -------         -----------       ----------
          Total current
            liabilities........       2,701         95,804       15,944                  --          114,449
  Intercompany payable.........          --        417,045        5,498            (422,543)              --
  Deferred taxes...............       1,750        101,135           --             (15,328)          87,557
  Long-term obligations (net of
     current maturities).......     370,000             --           --                  --          370,000
  Other long-term
     liabilities...............          --             --           --                  --               --
Shareholders' equity:
  Preferred stock..............          30             --           --                  --               30
  Common stock.................         681             --           --                  --              681
  Additional paid-in-capital...     587,591        408,541        7,985            (527,643)         476,474
  Retained earnings............      17,414         98,609       (2,047)            (96,562)          17,414
  Accumulated comprehensive
     loss......................          --             --       (4,085)                 --           (4,085)
  Deferred compensation........      (5,811)            --           --                  --           (5,811)
                                   --------     ----------      -------         -----------       ----------
          Total shareholders'
            equity.............     599,905        507,150        1,853            (624,205)         484,703
                                   --------     ----------      -------         -----------       ----------
          Total liabilities &
            shareholders'
            equity.............    $974,356     $1,121,134      $23,295         $(1,062,076)      $1,056,709
                                   ========     ==========      =======         ===========       ==========

                             KEY3MEDIA GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2000

                                                                               ELIMINATIONS AND
                                     PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                  COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                  ------------   ----------   --------------   ----------------   ------------
                                                                 (IN THOUSANDS)
                                                    ASSETS
Current assets:
  Cash and cash equivalents.....    $  4,777     $  101,714      $ 3,423          $      --        $  109,914
  Accounts receivable, net......          --         69,747       10,507                 --            80,254
  Prepaid events expenses.......          --          4,774          184                 --             4,958
  Deferred tax asset............          --          1,745           --                 --             1,745
  Other current assets..........       5,913          1,692        1,265             (5,900)            2,970
                                    --------     ----------      -------          ---------        ----------
          Total current
            assets..............      10,690        179,672       15,379             (5,900)          199,841
  Intercompany receivable.......      96,534          5,613           --           (102,147)               --
  Property and equipment, net...          --         12,011          331                 --            12,342
  Intangibles assets, net.......          --        842,591        1,408                 --           843,999
  Investment in subsidiaries....     398,018             --           --           (398,018)               --
  Other assets..................       1,336          7,787           28                 --             9,151
                                    --------     ----------      -------          ---------        ----------
          Total assets..........    $506,578     $1,047,674      $17,146          $(506,065)       $1,065,333
                                    ========     ==========      =======          =========        ==========
                                      LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of
     long-term Obligations......    $     --     $    1,584      $    --          $      --        $    1,584
  Accounts payable..............          --         20,608        1,331                 --            21,939
  Accrued expenses..............          --         51,373        4,399             (5,900)           49,872
  Deferred revenue..............          --         91,512        6,374                 --            97,886
  Other current liabilities.....          --          1,433           --                 --             1,433
                                    --------     ----------      -------          ---------        ----------
          Total current
            liabilities.........          --        166,510       12,104             (5,900)          172,714
  Intercompany payable..........          --         96,134        6,013           (102,147)               --
  Deferred taxes................       1,750         83,280           --                 --            85,030
  Long-term obligations (net of
     current maturities)........      68,665        298,416           --                 --           367,081
  Other long-term liabilities...          --          8,561            7                 --             8,568
Shareholders' equity:
  Common stock..................         650             --           --                 --               650
  Additional paid-in-capital....     422,171        297,821        7,588           (305,409)          422,171
  Retained earnings.............      38,810         97,339       (4,730)           (92,609)           38,810
  Accumulated comprehensive
     loss.......................          --             --       (3,836)                --            (3,836)
  Deferred compensation.........     (25,468)          (387)          --                 --           (25,855)
                                    --------     ----------      -------          ---------        ----------
          Total shareholders'
            equity..............     436,163        394,773         (978)          (398,018)          431,940
                                    --------     ----------      -------          ---------        ----------
          Total liabilities &
            shareholders'
            equity..............    $506,578     $1,047,674      $17,146          $(506,065)       $1,065,333
                                    ========     ==========      =======          =========        ==========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2001

                                                                                   ELIMINATIONS AND
                                         PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                      COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                      ------------   ----------   --------------   ----------------   ------------
                                                                     (IN THOUSANDS)
Net revenues........................    $     --      $223,040       $33,766           $(4,486)        $ 252,320
Operating expenses:
  Cost of production................          --        69,109        17,774                --            86,883
  Selling, general and
    administrative..................         586        98,874         6,617               (80)          105,997
  Staff reduction and severance
    charges.........................          --         1,709            --                --             1,709
  Stock based compensation..........         188            --            --                --               188
  Depreciation and amortization.....          --        39,721         1,067                --            40,788
                                        --------      --------       -------           -------         ---------
                                             774       209,413        25,458               (80)          235,565
                                        --------      --------       -------           -------         ---------
Income (loss) from operations.......        (774)       13,627         8,308            (4,406)           16,755
Other income (expenses):
  Interest expense..................     (30,668)      (14,460)         (101)              127           (45,102)
  Interest income...................         263         2,629           105              (127)            2,870
  Intercompany activity.............          --            --        (4,406)            4,406                --
  Other income (expense) net........          --         6,633          (137)               --             6,496
                                        --------      --------       -------           -------         ---------
                                         (30,405)       (5,198)       (4,539)            4,406           (35,736)
                                        --------      --------       -------           -------         ---------
Income (loss) before income taxes...     (31,179)        8,429         3,769                --           (18,981)
Income tax provision (benefit)......      (8,418)        2,207         1,086                --            (5,125)
                                        --------      --------       -------           -------         ---------
Income (loss) before extraordinary
  item..............................     (22,761)        6,222         2,683                --           (13,856)
Extraordinary loss on retirement of
  debt, net of tax..................      (4,194)       (4,952)           --                --            (9,146)
Extraordinary gain on conversion of
  debt to preferred stock, net of
  tax...............................       1,606            --            --                --             1,606
                                        --------      --------       -------           -------         ---------
                                         (25,349)        1,270         2,683                --           (21,396)
Equity in earnings (loss) of
  Subsidiaries......................       3,953            --            --            (3,953)               --
                                        --------      --------       -------           -------         ---------
Net income (loss)...................    $(21,396)     $  1,270       $ 2,683           $(3,953)        $ (21,396)
                                        ========      ========       =======           =======         =========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 2000

                                                                                   ELIMINATIONS AND
                                         PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                      COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                      ------------   ----------   --------------   ----------------   ------------
                                                                     (IN THOUSANDS)
Net revenues........................    $     --      $275,002       $14,924           $ (3,025)        $286,901
Operating expenses:
  Cost of production................          --        71,949         6,548                 --           78,497
  Selling, general and
    administrative..................          79       101,698         4,454                 --          106,231
  Special one-time consideration....          --         2,977            --                 --            2,977
  Stock based compensation..........       7,299           668            --                 --            7,967
  Depreciation and amortization.....          --        36,342           346                 --           36,688
                                        --------      --------       -------           --------         --------
                                           7,378       213,634        11,348                 --          232,360
                                        --------      --------       -------           --------         --------
Income (loss) from operations.......      (7,378)       61,368         3,576             (3,025)          54,541
Other income (expenses):
  Interest expense..................      (9,392)      (29,967)           --                 --          (39,359)
  Interest income...................          69         3,050           145                 --            3,264
  Intercompany activity.............          --            --        (3,025)             3,025               --
  Other income (expense) net........          --            --           (17)                --              (17)
                                        --------      --------       -------           --------         --------
                                          (9,323)      (26,917)       (2,897)             3,025          (36,112)
                                        --------      --------       -------           --------         --------
Income (loss) before income taxes...     (16,701)       34,451           679                 --           18,429
Income tax provision (benefit)......      (5,900)       15,501           266                 --            9,867
                                        --------      --------       -------           --------         --------
                                         (10,801)       18,950           413                 --            8,562
Equity in earnings (loss) of
  Subsidiaries......................      19,363            --            --            (19,363)              --
                                        --------      --------       -------           --------         --------
Net income (loss)...................    $  8,562      $ 18,950       $   413           $(19,363)        $  8,562
                                        ========      ========       =======           ========         ========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999

                                                                                   ELIMINATIONS AND
                                         PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                      COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                      ------------   ----------   --------------   ----------------   ------------
                                                                     (IN THOUSANDS)
Net revenues........................       $--        $234,713       $18,783           $(2,085)         $251,411
Operating expenses:
  Cost of production................       --           65,079         9,052                --            74,131
  Selling, general and
    administrative..................       --           82,735         5,331                --            88,066
  Stock based compensation..........       --              522            --                --               522
  Depreciation and amortization.....       --           37,386           746                --            38,132
                                           --         --------       -------           -------          --------
                                           --          185,722        15,129                --           200,851
                                           --         --------       -------           -------          --------
Income (loss) from operations.......       --           48,991         3,654            (2,085)           50,560
Other income (expenses):
  Interest expense..................       --          (23,300)           --                --           (23,300)
  Interest income...................       --              309           178                --               487
  Intercompany activity.............       --               --        (2,085)            2,085                --
  Equity in earnings of joint
    venture.........................       --            1,674           (25)               --             1,649
  Gain on sale of joint venture
    interest........................       --           13,746            --                --            13,746
  Other income (expense) net........       --               55          (126)               --               (71)
                                           --         --------       -------           -------          --------
                                           --           (7,516)       (2,058)            2,085            (7,489)
                                           --         --------       -------           -------          --------
Income (loss) before income taxes...       --           41,475         1,596                --            43,071
Income tax provision (benefit)......       --           17,118           (36)               --            17,082
                                           --         --------       -------           -------          --------
Net income (loss)...................       $--        $ 24,357       $ 1,632           $    --          $ 25,989
                                           ==         ========       =======           =======          ========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2001

                                                                                                 ELIMINATIONS AND
                                                       PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                                    COMPANY ONLY   GUARANTORS   NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                                    ------------   ----------   --------------   ----------------   ------------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)................................   $ (21,396)    $   1,270       $ 2,683           $ (3,953)       $ (21,396)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
   Extraordinary loss on retirement...............       5,745         6,784            --                 --           12,529
   Extraordinary gain on exchange of debt for
     preferred stock..............................      (2,200)           --            --                 --           (2,200)
   Depreciation and amortization..................          --        39,721         1,067                 --           40,788
   Stock based compensation.......................         188            --            --                 --              188
   Non-cash interest expense......................      11,348           913            --                 --           12,261
   Loss on disposal of property and equipment.....          --            93            --                 --               93
   Equity in earnings (loss) of subsidiaries......      (3,953)           --            --              3,953               --
   Foreign exchange loss..........................          --            --           104                 --              104
   Deferred income taxes..........................          --        18,198            --            (15,328)           2,870
   Changes in operating assets & liabilities, net
     of effect from acquired businesses:
     Accounts receivable..........................          --        33,317         4,924                 --           38,241
     Prepaid event expenses.......................          --         1,515         1,842                 --            3,357
     Other current assets.........................      (9,380)          499        (6,521)            15,328              (74)
     Other assets.................................          --           (59)           77                 --               18
     Accounts payable.............................          --        (3,287)        2,103                 --           (1,184)
     Accrued expenses.............................       2,701       (30,824)        4,771                 --          (23,352)
     Deferred revenue.............................          --       (42,136)       (9,615)                --          (51,751)
     Other liabilities............................          --        (9,282)         (741)                --          (10,023)
                                                     ---------     ---------       -------           --------        ---------
       Total adjustments..........................       4,449        15,452        (1,989)             3,953           21,865
                                                     ---------     ---------       -------           --------        ---------
       Net cash provided by (used in) operating
        activities................................     (16,947)       16,722           694                 --              469
Cash flows from investing activities:
 Purchase of property & equipment.................          --       (14,434)         (321)                --          (14,755)
 Acquisition of businesses, net of cash
   acquired.......................................          --      (111,320)        7,613                 --         (103,707)
                                                     ---------     ---------       -------           --------        ---------
       Net cash provided by (used in) investing
        activities................................          --      (125,754)        7,292                 --         (118,462)
Cash flows from financing activities:
 Net transactions with Softbank, ZDI & affiliates
   excluding non-cash transactions with
   affiliates.....................................    (312,649)      321,000        (8,351)                --               --
 Proceeds from the exercise of options to purchase
   common stock...................................         723            --            --                 --              723
 Payment of costs associated with the issuance of
   long-term obligations..........................     (12,975)           --            --                 --          (12,975)
 Retirement of zero coupon senior debentures and
   accreted interest..............................     (83,576)           --            --                 --          (83,576)
 Proceeds from issuance of senior subordinated
   notes..........................................     300,000            --            --                 --          300,000
 Borrowings under amended senior bank credit
   facility.......................................     110,000            --            --                 --          110,000
 Repayment of borrowings under revolving credit
   facility.......................................     (30,000)           --            --                 --          (30,000)
 Repayment of long-term obligations under the new
   credit facility................................          --      (300,000)           --                 --         (300,000)
 Proceeds from the issuance of preferred stock,
   net............................................      65,600            --            --                 --           65,600
                                                     ---------     ---------       -------           --------        ---------
       Net cash provided by (used in) financing
        activities................................      37,123        21,000        (8,351)                --           49,772
Effects of exchange rate changes on cash..........          --            --          (309)                --             (309)
Net increase (decrease) in cash and cash
 equivalents......................................      20,176       (88,032)         (674)                --          (68,530)
Cash and cash equivalents at beginning of year....       4,777       101,714         3,423                 --          109,914
                                                     ---------     ---------       -------           --------        ---------
Cash and cash equivalents at end of year..........   $  24,953     $  13,682       $ 2,749           $     --        $  41,384
                                                     =========     =========       =======           ========        =========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2000

                                                                                           ELIMINATIONS AND
                                                 PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                              COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                              ------------   ----------   --------------   ----------------   ------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................    $  8,562     $  18,950       $   413           $(19,363)       $   8,562
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...........          --        36,342           346                 --           36,688
    Stock based compensation................       7,299           668            --                 --            7,967
    Non-cash interest expense...............       9,391           822            --                 --           10,213
    Loss on disposal of property and
      equipment.............................          --            --            61                 --               61
    Equity in earnings (loss) of
      subsidiaries..........................     (19,363)           --            --             19,363               --
    Foreign exchange loss...................          --            --            45                 --               45
    Deferred income taxes...................       1,750        (5,693)          (25)                --           (3,968)
    Changes in operating assets &
      liabilities:
      Accounts receivable...................          --        (9,816)       (1,055)                --          (10,871)
      Prepaid event expenses................          --          (394)           20                 --             (374)
      Other current assets..................      (5,913)           78         4,817                 --           (1,018)
      Other assets..........................          --           (11)          (28)                --              (39)
      Accounts payable......................          --        13,059           103                 --           13,162
      Accrued expenses......................          --        31,325        (4,631)                --           26,694
      Deferred revenue......................          --        12,330          (243)                --           12,087
      Other liabilities.....................          --          (629)         (882)                --           (1,511)
                                                --------     ---------       -------           --------        ---------
        Total adjustments...................      (6,836)       78,081        (1,472)            19,363           89,136
                                                --------     ---------       -------           --------        ---------
        Net cash provided by (used in)
          operating activities..............       1,726        97,031        (1,059)                --           97,698
Cash flows from investing activities:
  Purchase of property & equipment..........          --        (7,039)         (376)                --           (7,415)
  Purchase of intangible assets.............          --          (125)           --                 --             (125)
                                                --------     ---------       -------           --------        ---------
        Net cash provided by (used in)
          investing activities..............          --        (7,164)         (376)                --           (7,540)
Cash flows from financing activities:
  Net transactions with Softbank, ZDI and
    affiliates excluding non-cash
    transactions with affiliates............     (96,740)      101,127         2,783                 --            7,170
  Increase (decrease) in bank overdraft.....          --        (2,351)           --                 --           (2,351)
  Borrowings under new credit facility......          --       330,000            --                 --          330,000
  Proceeds from the issuance of zero coupon
    senior debentures with detachable
    warrants................................      75,000            --            --                 --           75,000
  Proceeds from the sale of common stock,
    net.....................................      69,851            --            --                 --           69,851
  Payment of costs associated with the
    issuance of long-term obligations.......      (2,062)       (8,520)           --                 --          (10,582)
  Repayment of long-term obligations to ZDI
    and bank borrowings retained by ZDI.....          --      (382,002)           --                 --         (382,002)
  Repayment of long-term obligations under
    the new credit facility.................          --       (30,000)           --                 --          (30,000)
  Payment of dividend to ZDI................     (42,998)           --            --                 --          (42,998)
                                                --------     ---------       -------           --------        ---------
        Net cash provided by (used in)
          financing activities..............       3,051         8,254         2,783                 --           14,088
Effects of exchange rate changes on cash....          --            --            98                 --               98
Net increase (decrease) in cash and cash
  equivalents...............................       4,777        98,121         1,446                 --          104,344
Cash and cash equivalents at beginning of
  year......................................          --         3,593         1,977                 --            5,570
                                                --------     ---------       -------           --------        ---------
Cash and cash equivalents at end of year....    $  4,777     $ 101,714       $ 3,423           $     --        $ 109,914
                                                ========     =========       =======           ========        =========

                             KEY3MEDIA GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999

                                                                                           ELIMINATIONS AND
                                                 PARENT      SUBSIDIARY     SUBSIDIARY      CONSOLIDATING
                                              COMPANY ONLY   GUARANTOR    NON-GUARANTORS       ENTRIES        CONSOLIDATED
                                              ------------   ----------   --------------   ----------------   ------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................       $--        $ 24,357       $ 1,632              $--           $ 25,989
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...........       --           37,386           746              --              38,132
    Stock based compensation................       --              522            --              --                 522
    Foreign exchange loss...................       --               --           126              --                 126
    Deferred income taxes...................       --           13,448            25              --              13,473
    Changes in operating assets &
      liabilities:
      Accounts receivable...................       --           (3,819)       (4,539)             --              (8,358)
      Prepaid event expenses................       --            2,926           (86)             --               2,840
      Other current assets..................       --            1,513           398              --               1,911
      Other assets..........................       --            8,661            17              --               8,678
      Accounts payable......................       --            2,657          (248)             --               2,409
      Accrued expenses......................       --            1,452        (2,678)             --              (1,226)
      Deferred revenue......................       --            1,699         3,848              --               5,547
      Other liabilities.....................       --           (2,767)          536              --              (2,231)
                                                   --         --------       -------              --            --------
        Total adjustments...................       --           63,678        (1,855)             --              61,823
                                                   --         --------       -------              --            --------
        Net cash provided by (used in)
          operating activities..............       --           88,035          (223)             --              87,812
Cash flows from investing activities:
  Purchase of property & equipment..........       --           (3,131)           --              --              (3,131)
  Purchase of intangible assets.............       --           (2,019)           --              --              (2,019)
                                                   --         --------       -------              --            --------
        Net cash provided by (used in)
          investing activities..............       --           (5,150)           --              --              (5,150)
Cash flows from financing activities:
  Net transactions with Softbank, ZDI &
    affiliates excluding non-cash
    transactions with affiliates............       --          (76,272)       (5,048)             --             (81,320)
  Increase (decrease) in bank overdraft.....       --           (5,206)           --              --              (5,206)
                                                   --         --------       -------              --            --------
        Net cash provided by (used in)
          financing activities..............       --          (81,478)       (5,048)             --             (86,526)
Effects of exchange rate changes on cash....       --               --          (951)             --                (951)
Net increase (decrease) in cash and cash
  equivalents...............................       --            1,407        (6,222)             --              (4,815)
Cash and cash equivalents at the beginning
  of year...................................       --            2,186         8,199              --              10,385
                                                   --         --------       -------              --            --------
Cash and cash equivalents at the end of
  year......................................       $--        $  3,593       $ 1,977              $--           $  5,570
                                                   ==         ========       =======              ==            ========

                                    SCHEDULE

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    ADDITIONS/DELETIONS
                                           BEGINNING OF       CHARGED TO                      BALANCE AT
                                              PERIOD        EXPENSE/REVENUE     DEDUCTIONS   END OF PERIOD
                                           ------------   -------------------   ----------   -------------
                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts..........     $  844            $3,307           $  (523)       $3,628
Reserve for sales allowance..............        532               284              (560)          256
                                              ------            ------           -------        ------
     Total...............................     $1,376            $3,591           $(1,083)       $3,884
                                              ======            ======           =======        ======
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts..........     $3,628            $3,324           $(3,614)       $3,338
Reserve for sales allowance..............        256             2,660            (2,692)          224
                                              ------            ------           -------        ------
     Total...............................     $3,884            $5,984           $(6,306)       $3,562
                                              ======            ======           =======        ======
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts..........     $3,338            $ (180)          $(1,120)       $2,038
Reserve for sales allowance..............        224             4,864            (4,793)          295
                                              ------            ------           -------        ------
     Total...............................     $3,562            $4,684           $(5,913)       $2,333
                                              ======            ======           =======        ======