Form 10-Q
period 2002-03-31
KEY3MEDIA GROUP INC
filed 2002-05-15
CIK 1113674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE YEAR QUARTERLY PERIOD ENDED MARCH 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 001-16061

                             ---------------------

                             KEY3MEDIA GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      95-4799962
(State or other jurisdiction of incorporation       (IRS employer identification number)
                or organization)

      5700 WILSHIRE BOULEVARD, SUITE 325                           90036
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

     As of May 9, 2002, there were 68,277,419 shares of the Registrant's voting common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                               TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
Part I.  Financial Information
     Item 1.     Financial Statements........................................      3
                 Condensed Consolidated Balance Sheets as of December 31,
                   2001 and March 31, 2002 (Unaudited).......................      3
                 Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2001 and 2002 (Unaudited)....      4
                 Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2001 and 2002 (Unaudited)....      5
                 Condensed Consolidated Statement of Changes in Shareholders'
                   Equity and Comprehensive Loss for the Three Months Ended
                   March 31, 2002............................................      6
                 Notes to Condensed Consolidated Financial Statements
                   (Unaudited)...............................................      7
     Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................     23
     Item 3.     Quantitative and Qualitative Disclosures about Market
                   Risk......................................................     29

Part II.  Other Information
     Item 1.     Legal Proceedings...........................................     30
     Item 4.     Submission of Matters to a Vote of Security Holders.........     31
     Item 6.     Exhibits and Reports on Form 8-K............................     32

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitations, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions.

     Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. In addition, the terrorist attacks on September 11, 2001 have adversely affected the economy generally and significantly decreased air travel in particular and the IT industry has experienced a significant downturn since the spring of 2001. These developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on its businesses, results of operations or financial condition. The sections entitled "Item 1. Business -- Certain Factors That May Affect our Businesses" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report of Form 10-K for the year ended December 31, 2001 filed by Key3Media with the SEC contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Key3Media's forward-looking statements and such statements and discussions, as well as any of Key3Media's other SEC filings, are incorporated herein by reference.

     Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001          2002
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   41,384     $  38,189
  Accounts receivable, net..................................       47,032        39,723
  Prepaid event expenses....................................        4,540         4,599
  Deferred income taxes.....................................        1,402            --
  Other current assets......................................        3,217         3,756
                                                               ----------     ---------
          Total current assets..............................       97,575        86,267
Property and equipment, net.................................       18,812        16,942
Goodwill, net...............................................      454,719       228,665
Other intangibles, net......................................      473,630       276,032
Deferred financing costs and other assets...................       11,973        11,587
                                                               ----------     ---------
          Total assets......................................   $1,056,709     $ 619,493
                                                               ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   22,338     $  19,858
  Accrued expenses..........................................       27,469        33,117
  Deferred revenue..........................................       62,982        69,367
  Other current liabilities.................................        1,660         1,799
                                                               ----------     ---------
          Total current liabilities.........................      114,449       124,141
Deferred income taxes.......................................       87,557            --
Long-term obligations (net of current maturities)...........      370,000       370,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock...........................................           30            30
  Common stock..............................................          681           683
  Additional paid-in capital................................      476,474       476,364
  Retained earnings.........................................       17,414      (342,800)
  Accumulated comprehensive loss............................       (4,085)       (4,065)
  Deferred compensation.....................................       (5,811)       (4,860)
                                                               ----------     ---------
          Total shareholders' equity........................      484,703       125,352
                                                               ----------     ---------
          Total liabilities and shareholders' equity........   $1,056,709     $ 619,493
                                                               ==========     =========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 2001           2002
                                                              -----------   ------------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Net revenues................................................   $  8,017      $  34,350
Operating expenses:
  Cost of production........................................      3,094         17,780
  Selling, general and administrative.......................     24,677         22,296
  Stock based compensation..................................      3,159            153
  Depreciation and amortization.............................      9,081          5,888
                                                               --------      ---------
                                                                 40,011         46,117
                                                               --------      ---------
Loss from operations........................................    (31,994)       (11,767)
                                                               --------      ---------
Other income (expenses):
  Interest expense..........................................    (13,349)        (9,721)
  Interest income...........................................      1,356            169
  Other income (expense), net...............................        (18)           (50)
                                                               --------      ---------
                                                                (12,011)        (9,602)
                                                               --------      ---------
Loss before income taxes and cumulative effect of accounting
  change....................................................    (44,005)       (21,369)
Income tax benefit..........................................    (20,022)        (5,770)
                                                               --------      ---------
Loss before cumulative effect of accounting change..........    (23,983)       (15,599)
Cumulative effect of accounting change -- Note 6............         --       (344,615)
                                                               --------      ---------
          Net loss..........................................   $(23,983)     $(360,214)
                                                               ========      =========
Net loss attributable to common shareholders:
Net loss....................................................   $(23,983)     $(360,214)
Accretion on convertible preferred stock....................         --         (1,000)
                                                               --------      ---------
          Net loss attributable to common shareholders......   $(23,983)     $(361,214)
                                                               ========      =========
Net loss per common share -- Basic and Diluted:
  Before cumulative effect of accounting change (after
     accretion on preferred stock)..........................   $  (0.37)     $   (0.24)
  Cumulative effect of accounting change....................         --          (5.05)
                                                               --------      ---------
          Net loss per common share.........................   $  (0.37)     $   (5.29)
                                                               ========      =========
Shares used in computing basic and diluted net loss per
  common share..............................................     65,012         68,266

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(23,983)  $(360,214)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Cumulative effect of accounting change.................        --     344,615
     Depreciation and amortization..........................     9,081       5,888
     Stock based compensation...............................     3,159         153
     Non-cash interest expense..............................     6,059         398
     Loss on disposal of property and equipment.............        --          20
     Foreign exchange loss..................................        93          21
     Deferred income taxes..................................        --      (5,770)
  Changes in operating assets and liabilities, net of effect from acquired businesses:
     Accounts receivable....................................    12,868       7,853
     Prepaid event expenses.................................    (8,326)        769
     Other current assets...................................      (393)       (125)
     Other assets...........................................        --         (12)
     Accounts payable.......................................    (4,565)     (2,995)
     Accrued expenses.......................................   (35,232)      5,364
     Deferred revenue.......................................    48,531       3,524
     Other liabilities......................................    (5,765)       (579)
                                                              --------   ---------
          Total adjustments.................................    25,510     359,124
                                                              --------   ---------
          Net cash provided by (used in) operating
            activities......................................     1,527      (1,090)
                                                              --------   ---------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........        --      (1,693)
  Purchase of property and equipment........................    (2,551)       (294)
                                                              --------   ---------
          Net cash used in investing activities.............    (2,551)     (1,987)
                                                              --------   ---------
Cash flows from financing activities:
  Proceeds from the exercise of options to purchase common
     stock..................................................       215          --
  Payment of long-terms obligations.........................      (452)         --
  Payments associated with issuance of preferred stock......        --        (150)
                                                              --------   ---------
          Net cash used in financing activities.............      (237)       (150)
                                                              --------   ---------
Effects of exchange rate changes on cash....................      (143)         32
                                                              --------   ---------
Net decrease in cash and cash equivalents...................    (1,404)     (3,195)
Cash and cash equivalents at beginning of period............   109,914      41,384
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $108,510   $  38,189
                                                              ========   =========
Supplemental cash flow disclosures:
  Interest paid.............................................  $  7,476   $     718
  Income taxes paid.........................................  $     --   $     128
Non-cash financing activities:
  Issuance of common stock to acquire businesses............  $     --   $     840

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                 IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                  ADDITIONAL                ACCUMULATED        TOTAL
                             PREFERRED   COMMON    PAID-IN     RETAINED    COMPREHENSIVE   COMPREHENSIVE     DEFERRED
                               STOCK     STOCK     CAPITAL     EARNINGS    INCOME (LOSS)   INCOME (LOSS)   COMPENSATION     TOTAL
                             ---------   ------   ----------   ---------   -------------   -------------   ------------   ---------
                                                                          (UNAUDITED)
                                                                         (IN THOUSANDS)
Balance at December 31,
  2001.....................     $30       $681     $476,474    $  17,414      $(4,085)                       $(5,811)     $ 484,703
Offering costs related to
  preferred stock issuance
  in December 2001.........      --         --         (150)          --           --                             --           (150)
Forfeiture of stock
  options..................      --         --         (109)          --           --                            109             --
Adjustment in fair value of
  options requiring
  variable accounting......      --         --         (689)          --           --                            689             --
Amortization of deferred
  compensation.............      --         --           --           --           --                            153            153
Issuance of common stock to
  acquire business.........      --          2          838           --           --                             --            840
Foreign currency
  translation adjustment...      --         --           --           --           20               20            --             20
Net loss...................      --         --           --     (360,214)          --         (360,214)           --       (360,214)
                                ---       ----     --------    ---------      -------        ---------       -------      ---------
Balance at March 31,
  2002.....................     $30       $683     $476,364    $(342,800)     $(4,065)       $(360,194)      $(4,860)     $ 125,352
                                ===       ====     ========    =========      =======        =========       =======      =========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

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

     These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the audited consolidated financial statements contained therein.

     The Company is a leading producer of business-to-business events, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe, Japan and Australia.

2.  COMPUTATION OF NET LOSS PER SHARE

     Basic earnings per share are calculated using the weighted average of the number of common shares outstanding.

     Diluted earnings per share are calculated using the weighted average of the number of common shares outstanding plus the dilutive effect of stock options and warrants, calculated using the treasury method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

     A summary of the shares used to compute earnings per common share is as follows:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
Net loss....................................................  $(23,983)  $(360,214)
Accretion on convertible preferred stock....................        --      (1,000)
                                                              --------   ---------
Net loss attributable to common shareholders................  $(23,983)  $(361,214)
                                                              --------   ---------
Weighted average common shares..............................    65,012      68,266
                                                              --------   ---------
Denominator for basic calculation...........................    65,012      68,266
                                                              --------   ---------
Net loss per common share -- basic..........................  $  (0.37)  $   (5.29)
                                                              ========   =========
Weighted average effect of anti-dilutive securities:
  Warrants..................................................        --          --
  Stock options.............................................        --          --
  Preferred stock...........................................        --          --
                                                              --------   ---------
Total weighted average effect of anti-dilutive securities...        --          --
                                                              --------   ---------
Denominator for diluted calculation.........................    65,012      68,266
                                                              --------   ---------
Net loss per common share -- diluted........................  $  (0.37)  $   (5.29)
                                                              ========   =========

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
Net loss....................................................  $(23,983)  $(360,214)
Other comprehensive adjustment:
  Foreign currency translation adjustment...................      (143)         20
                                                              --------   ---------
Total comprehensive loss....................................  $(24,126)  $(360,194)
                                                              ========   =========

4.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Senior credit facility......................................  $299,548   $     --
$75 million zero coupon debentures including accreted
  interest of $5,707, net of discount of $6,851.............    73,856         --
Borrowings under revolving credit facility..................        --     80,000
11.25%, senior subordinated notes...........................        --    290,000
                                                              --------   --------
                                                               373,404    370,000
Less current maturities.....................................    (1,471)        --
                                                              --------   --------
Total.......................................................  $371,933   $370,000
                                                              ========   ========

     On June 26, 2001, the Company issued $300,000 of unsecured senior subordinated notes (the "Notes") that mature on June 15, 2011. The Notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year. The net proceeds from the offering of the Notes were approximately $292,000, after deducting the underwriting discount and other sale expenses. These net proceeds and cash on hand were used by the Company to repay its existing term loan bank borrowings and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from Ziff-Davis Inc. ("ZDI").

     The Notes may be redeemed beginning on June 15, 2006 at an initial redemption price of 105.625% of the principal amount, plus accrued and unpaid interest. The redemption price declines ratably each year after 2006 to 100% of their principal amount, plus accrued and unpaid interest to the redemption date, beginning on June 15, 2009. In addition, the Company may redeem a portion of the Notes in one or more redemptions prior to June 15, 2004 using certain equity proceeds as long as the aggregate principal amount of the Notes outstanding after each redemption is at least $195,000. The Notes are guaranteed by the Company's wholly owned subsidiaries, Key3Media Events, Inc. ("Key3Media Events"), Key3Media Von Events Inc. and Key3Media BCR Events, Inc., as to principal, premium, if any, and interest. In addition, the Notes are subordinated to all of the Company's senior indebtedness (as defined) and will be structurally subordinated to all liabilities of the subsidiaries that do not guarantee the Notes. If the Company acquires new subsidiaries, in most cases they will be required to guarantee the Notes. The Notes contain various financial covenants including, amongst other things, (i) limitations on dividends and other restricted payments, (ii) limitations on the incurrence of indebtedness, and (iii) limitations on the sale or exchange of assets.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Concurrent with the issuance of the Notes and repayment of existing term loan bank borrowings, the Company amended and restated its bank credit facility previously entered into on August 3, 2000 to eliminate the term loan facility and increase the revolving credit facility under which its syndicate of banks committed to lend up to $150,000 for general corporate purposes, which could include acquisitions (the "Amended and Restated Credit Facility"). The Company may borrow, repay and re-borrow under the increased revolving loan facility until June 26, 2004, at which time it must repay any outstanding amounts. Loans under the Amended and Restated Credit Facility are guaranteed by the Company's wholly owned subsidiaries (other than foreign and unrestricted subsidiaries, as defined) and are secured by substantially all of their assets.

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

     On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock and 1,080 shares of Series B 5.5% Convertible Redeemable Preferred Stock, in each case for $25.00 per share. Concurrent with the issuance of this convertible preferred stock, the Company repaid $30,000 of the borrowings under the Amended and Restated Credit Facility and further amended that facility to replace its existing financial covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that require it to maintain a ratio of pro forma EDITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5,000) of at least 1.1 to 1 and to limit total senior debt to $120,000; total debt to $410,000 and annual capital expenditures to $15,000. The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EDITDA for the previous twelve months is equal to or greater than $85,000, after which time the preexisting covenants will be reinstated.

     The Company was in compliance with the financial covenants included in its Amended and Restated Credit Facility as of March 31, 2002; however because of the continuing difficult operating environment, it is likely that the Company will not be in compliance with these financial covenants at the end of the second quarter ending June 30, 2002. The Company is currently discussing this possibility with its bank lenders. The Company's compliance at the end of the other quarters in 2002 will depend upon the results of its events during the year that have not yet been held, which include many of its major events.

     If the Company is not in compliance with its financial covenants in its Amended and Restated Credit Facility and is unable to successfully modify and amend those financial covenants or is unsuccessful in obtaining waivers with respect to its noncompliance, the Company's lenders have the option to require the Company to immediately repay all of its borrowings under the Amended and Restated Credit Facility. The Company does not currently have sufficient funds to make such a repayment. In addition, any acceleration of

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the borrowings under the Company's Amended and Restated Credit Facility would be an event of default in respect of its Notes and could result in the acceleration of the maturity of those Notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). The Company does not currently have sufficient funds to repay its Notes in full.

     At March 31, 2002, the Company had $38,231 of available borrowings under its Amended and Restated Credit Facility, after considering a $1,769 letter of credit issued in connection with a facility lease agreement.

5.  BUSINESS COMBINATIONS

     On January 7, 2002, the Company completed its acquisition of ExpoNova Events & Exhibitions (ExpoNova) previously announced on November 20, 2001. The Company paid an estimated initial purchase price of $3,360 in cash and issued 178 shares of its common stock with a fair value approximating $840 for a total purchase price of $4,200. Additionally, in connection with this acquisition, ExpoNova retained and subsequently exercised a right to require the Company to purchase another tradeshow and conference business subject to certain conditions. The Company completed this purchase transaction on April 9, 2002. The initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreement) for the years 2000, 2001, and 2002. For the purpose of the closing, an estimate of 2001 and 2002 EBITDA was used to calculate the estimated initial purchase price with ten percent of the total cash and securities given as consideration placed into escrow. Upon the final determination of the purchase price, the escrow amount and additional amounts, if any, due to each party will be distributed as required by the purchase agreement.

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

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table shows the estimated initial purchase price and the portion of the estimated initial purchase price currently held in escrow for each acquisition described above as of March 31, 2002:

                                      PULVER      BCR       NGN     EXPONOVA    TOTAL
                                      -------   -------   -------   --------   --------
Cash and cash equivalents...........  $    --   $    --   $    --   $ 1,667    $  1,667
Accounts receivable and prepaid
  expenses..........................      654     1,314     1,036     1,786       4,790
Fixed assets, net...................       --        --        --       163         163
Identifiable intangible assets......    7,245        --     3,386        --      10,631
Goodwill............................   49,970    13,766    41,195     4,962     109,893
Accounts payable and accrued
  expenses..........................       --      (565)      (13)   (1,517)     (2,095)
Deferred revenue....................   (2,772)   (1,452)   (3,044)   (2,861)    (10,129)
Common stock issued.................       --        --        --      (840)       (840)
                                      -------   -------   -------   -------    --------
Total cash paid.....................   55,097    13,063    42,560     3,360     114,080
Working capital adjustment included
  in purchase price.................    2,410       702     2,022        --       5,134
Common stock issued.................       --        --        --       840         840
                                      -------   -------   -------   -------    --------
Estimated initial purchase price....  $57,507   $13,765   $44,582   $ 4,200    $120,054
                                      =======   =======   =======   =======    ========
Amount in escrow....................  $20,250   $ 1,377   $ 4,458   $   420    $ 26,505
                                      =======   =======   =======   =======    ========

     This estimated initial purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation has resulted in total acquired identifiable intangible assets related primarily to exhibitor lists of $10,631, which are being amortized on a straight-line basis over 3 years. The resulting total preliminary goodwill of $109,893 has not been amortized but will be subjected to an annual impairment test in accordance with SFAS No. 142.

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

     On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from SOFTBANK America Inc. ("SB America") all the outstanding equity shares of SOFTBANK Forums Inc. ("SB Forums") for a purchase price equal to (i) ten times the EBITDA of SB Forums for 2001 minus (ii) $450. The Company paid the purchase price in shares of its common stock, which were valued at $10 per share for this purpose. The Company initially issued 2,955 shares of its common stock to SB America, which was based on an estimate that SB Forums' EBITDA for 2001 will be $3,000. Based on SB Forums' EBITDA for 2001, the Company will not be required to issue any additional shares in connection with this acquisition.

     Because SB America owned in excess of fifty (50) percent of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company recorded the acquisition as of this closing date. Accordingly, the results of SB Forums are included in the Company's statement of operations beginning on June 1, 2001. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in-capital.

     Following are the Company's unaudited pro forma results for the three months ended March 31, 2001 and 2002, respectively, assuming the acquisitions described above occurred on January 1, 2001:

                                                              FOR THE THREE MONTHS
                                                                ENDING MARCH 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
Net revenue.................................................  $ 17,402   $  34,350
Loss before cumulative effect...............................   (23,887)    (15,608)
Net loss....................................................   (23,887)   (360,223)
Loss before cumulative effect per common share -- diluted...     (0.35)      (0.24)
Net loss per common share -- diluted........................     (0.35)      (5.29)

     These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF STATEMENT NO. 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002, and will continue to amortize its intangible assets with finite useful lives, consisting primarily of trade names and advertiser and exhibitor lists, over their respective useful lives.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the IT industry and declining operating results, the Company recorded a non-cash charge of $344,615, net of tax benefit of $80,385, to reduce the carrying value of goodwill and other intangibles related to the COMDEX reporting unit to their estimated fair value. This charge is nonoperational in nature and is reported as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statement of Operations. The Company utilized a combination of discounted cash flow methodology and relative market measures to determine fair value.

     The following table reflects the Company's comparative net loss before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
Reported loss before cumulative effect of accounting
  change....................................................  $(23,983)  $ (15,599)
Add back: Goodwill amortization, net of taxes...............     1,749          --
                                                              --------   ---------
Adjusted loss before cumulative effective of accounting
  change....................................................   (22,234)    (15,599)
Cumulative effect of accounting change......................        --    (344,615)
                                                              --------   ---------
Adjusted net loss...........................................  $(22,234)  $(360,214)
                                                              ========   =========
Basic and diluted earning per common share:
Reported loss before cumulative effect of accounting change
  (after accretion on preferred stock)......................  $  (0.37)  $   (0.24)
Goodwill amortization, net of taxes.........................       .03          --
                                                              --------   ---------
Adjusted loss before cumulative effect of accounting
  change....................................................     (0.34)      (0.24)
Cumulative effect of accounting change......................        --       (5.05)
                                                              --------   ---------
Adjusted net loss...........................................  $  (0.34)  $   (5.29)
                                                              ========   =========

     The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization:

                                                             AS OF MARCH 31, 2002
                                                   ----------------------------------------
                                                   GROSS CARRYING   ACCUMULATED
                                                       AMOUNT       AMORTIZATION     NET
                                                   --------------   ------------   --------
Amortized intangible assets:
  Trade names....................................     $418,000        $152,152     $265,848
  Advertiser and exhibitor lists.................       10,631           2,065        8,566
  Other..........................................        2,885           1,267        1,618
                                                      --------        --------     --------
                                                       431,516         155,484      276,032
Unamortized intangible assets:
  Goodwill.......................................      268,713          40,048      228,665
                                                      --------        --------     --------
Total............................................     $700,229        $195,532     $504,697
                                                      ========        ========     ========

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization Expense:
  For the year ended 12/31/02...............................  $12,400
  For the year ended 12/31/03...............................  $11,800
  For the year ended 12/31/04...............................  $10,400
  For the year ended 12/31/05...............................  $ 8,100
  For the year ended 12/31/06...............................  $ 8,100

     The following table displays the changes in the gross carrying amount of goodwill by brand for the quarter ended March 31, 2002:

                                       COMDEX      FORUMS    PULVER      NGN      OTHER      TOTAL
                                      ---------   --------   -------   -------   -------   ---------
Balance as of December 31, 2001.....  $ 277,642   $160,424   $49,970   $41,195   $13,766   $ 542,997
Goodwill acquired during the year...         --         --        --        --     4,962       4,962
Impairment losses...................   (277,642)        --        --        --        --    (277,642)
Write off of fully amortized
  balance...........................         --     (1,604)       --        --        --      (1,604)
                                      ---------   --------   -------   -------   -------   ---------
Balance as of March 31, 2002........  $      --   $158,820   $49,970   $41,195   $18,728   $ 268,713
                                      =========   ========   =======   =======   =======   =========

7.  COMMITMENTS AND CONTINGENCIES

     On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. The Company entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. The Company estimates that its total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface
Group -- Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A,
(vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711 representing rent for the period of October 2001 through May 2002.

                             KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group -- Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to Comdex/Fall 2000 and over $2,000 arising from breaches related to Comdex/Fall 2001. The case is in discovery.

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $452 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10,451 and punitive damages of $10,000.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code
Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10,000, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. On or about May 9, 2002, the court denied Krause's motion to dismiss but granted Krause's alternative motion to transfer venue to the District of Maryland.

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

8.  SEGMENT INFORMATION

     The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

     Financial information by geographic areas is as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2001           2002
                                                              -------------   -----------
Net revenues:
  North America.............................................   $    7,423      $ 29,452
  Europe....................................................          291         3,617
  Far East..................................................          303         1,281
                                                               ----------      --------
          Total.............................................   $    8,017      $ 34,350
                                                               ==========      ========
Other income (expenses):
  North America.............................................   $  (12,031)     $ (9,566)
  Europe....................................................           19           (19)
  Far East..................................................            1           (17)
                                                               ----------      --------
          Total.............................................   $  (12,011)     $ (9,602)
                                                               ==========      ========
Total assets:
  North America.............................................   $1,039,810      $600,210
  Europe....................................................       12,109        12,866
  Far East..................................................          370         6,417
                                                               ----------      --------
          Total.............................................   $1,052,289      $619,493
                                                               ==========      ========

9.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

     In connection with the issuance of the Company's $300,000 Notes, the Company's U.S.-based subsidiaries, Key3Media Events, Key3Media Von Events, Inc. and Key3Media BCR Events, Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001.

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                                           ELIMINATIONS
                                  PARENT                                        AND
                                  COMPANY    SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                   ONLY      GUARANTORS   NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                 ---------   ----------   --------------   -------------   ------------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents....  $  12,989   $  23,240       $ 1,960         $      --      $  38,189
  Accounts receivable, net.....         --      32,265         7,458                --         39,723
  Prepaid events expenses......         --       3,588         1,011                --          4,599
  Deferred income taxes........         --       1,402            --            (1,402)            --
  Other current assets.........     16,223       9,088         2,552           (24,107)         3,756
                                 ---------   ---------       -------         ---------      ---------
          Total current
            assets.............     29,212      69,583        12,981           (25,509)        86,267
  Intercompany receivable......    419,961       5,510         8,415          (433,886)            --
  Property and equipment,
     net.......................         --      16,412           530                --         16,942
  Intangibles assets, net......         --     498,512         6,185                --        504,697
  Investment in subsidiaries...    164,319     115,317            --          (279,636)            --
  Other assets.................     11,441         185           (39)               --         11,587
                                 ---------   ---------       -------         ---------      ---------
          Total assets.........  $ 624,933   $ 705,519       $28,072         $(739,031)     $ 619,493
                                 =========   =========       =======         =========      =========
LIABILITIES & SHAREHOLDERS'
  EQUITY
Current liabilities
  Accounts payable.............  $      --   $  17,105       $ 2,753         $      --      $  19,858
  Accrued expenses.............     10,199      19,615         3,303                --         33,117
  Deferred revenue.............         --      60,219         9,148                --         69,367
  Other current liabilities....         --          91         1,708                --          1,799
                                 ---------   ---------       -------         ---------      ---------
          Total current
            liabilities........     10,199      97,030        16,912                --        124,141
  Intercompany payable.........         --     428,379         5,507          (433,886)            --
  Deferred income taxes........         --      25,509            --           (25,509)            --
  Long-term obligations (net of
     current maturities).......    370,000          --            --                --        370,000
Shareholders' equity
  Preferred stock..............         30          --            --                --             30
  Common stock.................        683          --            --                --            683
  Additional paid-in-capital...    591,681     408,541        12,185          (536,043)       476,364
  Retained earnings............   (342,800)   (253,940)       (2,467)          256,407       (342,800)
  Accumulated comprehensive
     loss......................         --          --        (4,065)               --         (4,065)
  Deferred compensation........     (4,860)         --            --                --         (4,860)
                                 ---------   ---------       -------         ---------      ---------
          Total shareholders'
            equity.............    244,734     154,601         5,653          (279,636)       125,352
                                 ---------   ---------       -------         ---------      ---------
          Total liabilities &
            shareholders'
            equity.............  $ 624,933   $ 705,519       $28,072         $(739,031)     $ 619,493
                                 =========   =========       =======         =========      =========

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                                              ELIMINATIONS
                                      PARENT                                       AND
                                     COMPANY    SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                       ONLY     GUARANTORS   NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                     --------   ----------   --------------   -------------   ------------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents........  $ 24,953   $   13,682      $ 2,749        $        --     $   41,384
  Accounts receivable, net.........        --       38,510        8,522                 --         47,032
  Prepaid events expenses..........        --        4,183          357                 --          4,540
  Deferred income taxes............        --        1,402           --                 --          1,402
  Other current assets.............    15,293        1,193        2,062            (15,331)         3,217
                                     --------   ----------      -------        -----------     ----------
          Total current assets.....    40,246       58,970       13,690            (15,331)        97,575
  Intercompany receivable..........   409,183        5,493        7,864           (422,540)            --
  Property and equipment, net......        --       18,347          465                 --         18,812
  Intangibles assets, net..........        --      927,059        1,290                 --        928,349
  Investment in subsidiaries.......   513,088      111,117           --           (624,205)            --
  Other assets.....................    11,839          148          (14)                --         11,973
                                     --------   ----------      -------        -----------     ----------
          Total assets.............  $974,356   $1,121,134      $23,295        $(1,062,076)    $1,056,709
                                     ========   ==========      =======        ===========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................  $     --   $   17,321      $ 5,017        $        --     $   22,338
  Accrued expenses.................     2,701       21,128        3,640                 --         27,469
  Deferred revenue.................        --       56,643        6,339                 --         62,982
  Other current liabilities........        --          712          948                 --          1,660
                                     --------   ----------      -------        -----------     ----------
          Total current
            liabilities............     2,701       95,804       15,944                 --        114,449
  Intercompany payable.............        --      417,045        5,498           (422,543)            --
  Deferred income taxes............     1,750      101,135           --            (15,328)        87,557
  Long-term obligations (net of
     current maturities)...........   370,000           --           --                 --        370,000
Shareholders' equity:
  Preferred stock..................        30           --           --                 --             30
  Common stock.....................       681           --           --                 --            681
  Additional paid-in-capital.......   587,591      408,541        7,985           (527,643)       476,474
  Retained earnings................    17,414       98,609       (2,047)           (96,562)        17,414
  Accumulated comprehensive loss...        --           --       (4,085)                --         (4,085)
  Deferred compensation............    (5,811)          --           --                 --         (5,811)
                                     --------   ----------      -------        -----------     ----------
          Total shareholders'
            equity.................   599,905      507,150        1,853           (624,205)       484,703
                                     --------   ----------      -------        -----------     ----------
          Total liabilities &
            shareholders' equity...  $974,356   $1,121,134      $23,295        $(1,062,076)    $1,056,709
                                     ========   ==========      =======        ===========     ==========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                           ELIMINATIONS
                                    PARENT                                      AND
                                    COMPANY    SUBSIDIARY    SUBSIDIARY    CONSOLIDATING
                                     ONLY      GUARANTOR    NON-GRANTOR       ENTRIES      CONSOLIDATED
                                   ---------   ----------   ------------   -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)
Net revenues.....................  $      --   $  30,269       $4,944        $   (863)      $  34,350
Operating expenses:
  Cost of production.............         --      15,446        2,334              --          17,780
  Selling, general and
     administrative..............        164      19,970        2,208             (46)         22,296
  Stock based compensation.......        153          --           --              --             153
  Depreciation and
     amortization................         --       5,761          127              --           5,888
                                   ---------   ---------       ------        --------       ---------
                                         317      41,177        4,669             (46)         46,117
                                   ---------   ---------       ------        --------       ---------
Income (loss) from operations....       (317)    (10,908)         275            (817)        (11,767)
Other income (expenses):
  Interest expense...............     (9,667)        (29)         (29)              4          (9,721)
  Interest income................         59          79           35              (4)            169
  Intercompany activity..........         --          --         (817)            817              --
  Other income (expense), net....         --           8          (58)             --             (50)
                                   ---------   ---------       ------        --------       ---------
                                      (9,608)         58         (869)            817          (9,602)
                                   ---------   ---------       ------        --------       ---------
Loss before income taxes and
  cumulative effect of accounting
  change.........................     (9,925)    (10,850)        (594)             --         (21,369)
Income tax provision (benefit)...     (2,680)     (2,916)        (174)             --          (5,770)
                                   ---------   ---------       ------        --------       ---------
Loss before cumulative effect of
  accounting change..............     (7,245)     (7,934)        (420)             --         (15,599)
Cumulative effect of accounting
  change.........................         --    (344,615)          --              --        (344,615)
Equity in earnings (loss) in
  subsidiaries...................   (352,969)         --           --         352,969              --
                                   ---------   ---------       ------        --------       ---------
Net loss.........................  $(360,214)  $(352,549)      $ (420)       $352,969       $(360,214)
                                   =========   =========       ======        ========       =========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                           ELIMINATIONS
                                      PARENT                                    AND
                                     COMPANY    SUBSIDIARY   SUBSIDIARY    CONSOLIDATING
                                       ONLY     GUARANTOR    NON-GRANTOR      ENTRIES      CONSOLIDATED
                                     --------   ----------   -----------   -------------   ------------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS)
Net revenues.......................  $     --    $  7,759      $   594        $  (336)       $  8,017
Operating expenses:
  Cost of production...............        --       2,891          203             --           3,094
  Selling, general and
     administrative................        75      23,363        1,239             --          24,677
  Stock based compensation.........     3,159          --           --             --           3,159
  Depreciation and amortization....        --       8,980          101             --           9,081
                                     --------    --------      -------        -------        --------
                                        3,234      35,234        1,543             --          40,011
                                     --------    --------      -------        -------        --------
Income (loss) from operations......    (3,234)    (27,475)        (949)          (336)        (31,994)
Other income (expenses):
  Interest expense.................    (5,583)     (7,766)          --             --         (13,349)
  Interest income..................       102       1,247            7             --           1,356
  Intercompany activity............        --          --         (336)           336              --
  Other income (expense), net......        --          --          (18)            --             (18)
                                     --------    --------      -------        -------        --------
                                       (5,481)     (6,519)        (347)           336         (12,011)
                                     --------    --------      -------        -------        --------
Loss before income taxes and
  cumulative effect of accounting
  change...........................    (8,715)    (33,994)      (1,296)            --         (44,005)
Income tax provision (benefit).....    (3,965)    (16,057)          --             --         (20,022)
                                     --------    --------      -------        -------        --------
Loss before cumulative effect of
  accounting change................    (4,750)    (17,937)      (1,296)            --         (23,983)
Cumulative effect of accounting
  change...........................        --          --           --             --              --
Equity in earnings (loss) in
  subsidiaries.....................   (19,233)         --           --         19,233              --
                                     --------    --------      -------        -------        --------
Net loss...........................  $(23,983)   $(17,937)     $(1,296)       $19,233        $(23,983)
                                     ========    ========      =======        =======        ========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                       ELIMINATIONS
                                                 PARENT                                     AND
                                                 COMPANY    SUBSIDIARY   SUBSIDIARY    CONSOLIDATING
                                                  ONLY      GUARANTOR    NON-GRANTOR      ENTRIES      CONSOLIDATED
                                                ---------   ----------   -----------   -------------   ------------
                                                                            (UNAUDITED)
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net loss....................................  $(360,214)  $(352,549)     $  (420)      $ 352,969      $(360,214)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Cumulative effect of accounting change....         --     344,615           --              --        344,615
    Depreciation and amortization.............         --       5,761          127              --          5,888
    Stock based compensation..................        153          --           --              --            153
    Non-cash interest expense.................        398          --           --              --            398
    Equity in earnings (loss) of
      subsidiaries............................    352,969          --           --        (352,969)            --
    Loss on disposal of property and
      equipment...............................         --          --           20              --             20
    Foreign exchange loss.....................         --          --           21              --             21
    Deferred income taxes.....................     (2,680)     (2,916)        (174)             --         (5,770)
  Changes in operating assets & liabilities,
    net of effect from acquired businesses:
    Accounts receivable.......................         --       6,245        1,608              --          7,853
    Prepaid event expenses....................         --         595          174              --            769
    Other current assets......................         --        (220)          95              --           (125)
    Other assets..............................         --         (37)          25              --            (12)
    Accounts payable..........................         --        (216)      (2,779)             --         (2,995)
    Accrued expenses..........................      7,498      (1,513)        (621)             --          5,364
    Deferred revenue..........................         --       3,576          (52)             --          3,524
    Other liabilities.........................         --        (621)          42              --           (579)
                                                ---------   ---------      -------       ---------      ---------
         Total adjustments....................    358,338     355,269       (1,514)       (352,969)       359,124
                                                ---------   ---------      -------       ---------      ---------
         Net cash provided by (used in)
           operating activities...............     (1,876)      2,720       (1,934)             --         (1,090)
Cash flows from investing activities:
  Acquisition of businesses, net of cash
    acquired..................................         --      (3,360)       1,667              --         (1,693)
  Purchase of property and equipment..........         --        (279)         (15)             --           (294)
                                                ---------   ---------      -------       ---------      ---------
         Net cash used in investing
           activities.........................         --      (3,639)       1,652              --         (1,987)
Cash flows from financing activities:
  Net transactions with SOFTBANK, ZDI &
    affiliates excluding non-cash transactions
    with affiliates...........................     (9,938)     10,477         (539)             --             --
  Payments associated with issuance of
    preferred stock...........................       (150)         --           --              --           (150)
                                                ---------   ---------      -------       ---------      ---------
         Net cash provided by (used in)
           financing activities...............    (10,088)     10,477         (539)             --           (150)
Effects of exchange rate changes on cash......         --          --           32              --             32
Net increase (decrease) in cash and cash
  equivalents.................................    (11,964)      9,558         (789)             --         (3,195)
Cash and cash equivalents at the beginning of
  period......................................     24,953      13,682        2,749              --         41,384
                                                ---------   ---------      -------       ---------      ---------
Cash and cash equivalents at the end of
  period......................................  $  12,989   $  23,240      $ 1,960       $      --      $  38,189
                                                =========   =========      =======       =========      =========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                  ELIMINATIONS
                                             PARENT                                    AND
                                            COMPANY    SUBSIDIARY   SUBSIDIARY    CONSOLIDATING
                                              ONLY     GUARANTOR    NON-GRANTOR      ENTRIES      CONSOLIDATED
                                            --------   ----------   -----------   -------------   ------------
                                                                       (UNAUDITED)
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................  $(23,983)   $(17,937)     $(1,296)      $ 19,233        $(23,983)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization.........        --       8,980          101             --           9,081
    Stock based compensation..............     3,159          --           --             --           3,159
    Non-cash interest expense.............     5,585         474           --             --           6,059
    Equity in earnings (loss) of
      subsidiaries........................    19,233          --           --        (19,233)             --
    Foreign exchange loss.................        --          --           93             --              93
  Changes in operating assets &
    liabilities:
    Accounts receivable...................        --       9,448        3,420             --          12,868
    Prepaid event expenses................        --      (7,876)        (450)            --          (8,326)
    Other current assets..................    (3,965)       (192)       3,764             --            (393)
    Accounts payable......................        --      (3,732)        (833)            --          (4,565)
    Accrued expenses......................        (2)    (29,613)      (5,617)            --         (35,232)
    Deferred revenue......................        --      46,044        2,487             --          48,531
    Other Liabilities.....................        --      (6,357)         592             --          (5,765)
                                            --------    --------      -------       --------        --------
         Total adjustments................    24,010      17,176        3,557        (19,233)         25,510
                                            --------    --------      -------       --------        --------
         Net cash provided by (used in)
           operating activities...........        27        (761)       2,261             --           1,527
Cash flows from investing activities:
  Purchase of property & equipment........        --      (2,417)        (134)            --          (2,551)
                                            --------    --------      -------       --------        --------
         Net cash used in investing
           activities.....................        --      (2,417)        (134)            --          (2,551)
Cash flows from financing activities:
  Net transactions with SOFTBANK, ZDI &
    affiliates excluding non-cash
    transactions with affiliates..........        98       3,172       (3,270)            --              --
  Proceeds from the sale of common
    stock.................................       215          --           --             --             215
  Repayment of long-terms obligations
    under the new credit facility.........        --        (452)          --             --            (452)
                                            --------    --------      -------       --------        --------
         Net cash provided by (used in)
           financing activities...........       313       2,720       (3,270)            --            (237)
Effects of exchange rate changes on
  cash....................................        --          --         (143)            --            (143)
Net increase (decrease) in cash and cash
  equivalents.............................       340        (458)      (1,286)            --          (1,404)
Cash and cash equivalents at the beginning
  of period...............................     4,777     101,714        3,423             --         109,914
                                            --------    --------      -------       --------        --------
Cash and cash equivalents at the end of
  period..................................  $  5,117    $101,256      $ 2,137       $     --        $108,510
                                            ========    ========      =======       ========        ========

                            See accompanying notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below should be read in conjunction with our historical consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. We consider portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. See "Cautionary Legend Regarding Forward Looking Statements".

     We utilize the term EBITDA in the following discussion. EBITDA represents income before taxes plus depreciation and amortization, and interest expense net of interest income. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other obligations and to fund our operations. Because EBITDA is not calculated in the same matter by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

RECENT DEVELOPMENTS

     On January 7, 2002, we completed the acquisition of ExpoNova Events & Exhibitions ("ExpoNova") which we announced on November 20, 2001. In connection with this acquisition, we granted a right to the shareholders of ExpoNova to require us to purchase another tradeshow and conference business owned by them subject to certain conditions. The shareholders of ExpoNova exercised this right and we completed the acquisition on April 9, 2002.

RESULTS OF OPERATIONS

     Our results for the first quarter of 2002 were adversely impacted by the continuing difficulties being experienced in the IT industry and the ongoing effects of the terrorist attacks on September 11, 2001. In addition, our results for the first quarters of 2002 and 2001 are not directly comparable because (i) we held three major events in the first quarter of 2002 (Seybold Seminars New York, COMDEX Chicago and JavaOne) that were not held until the second quarter of 2001 (collectively, the "Non-Comparable Events") and (ii) to a lesser extent, we made several acquisitions after the end of the first quarter of 2001, including SOFTBANK Forums Japan, Inc., pulver.com's two major brands, Voice on the Net Conferences and Session Initiation Protocol Summits, significant assets of BCR Enterprises, assets comprising Next Generation Networks and Next Generation Ventures, and ExpoNova (collectively, the "Acquisitions"). Our results for the first quarter of 2002 also benefited from the cost reduction and expense control programs that we initiated during the second half of 2001 (collectively, the "Expense Reduction Programs").

 THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
 2001

     Our total revenue increased $26.3 million, or 328.5%, to $34.4 million in the first quarter of 2002 from $8.0 million in the comparable period in 2001. This increase was attributable primarily to the inclusion in the first quarter of 2002 of the results from the Non-Comparable Events and, to a lesser extent, the Acquisitions (collectively, the "Non-Comparable Results"), which were not included in the first quarter of 2001. Excluding the Non-Comparable Results, our revenue for the first quarter of 2002 would have been $5.1 million, a decrease of $2.9 million, or 36.4%, from the first quarter of 2001. With regards to the Non-Comparable Events, our exhibitor service revenue in 2002 compared to 2001 was lower due to a significant decrease in the amount of net paid square footage partially off-set by the slight increase in the rental rate per square foot paid by exhibitors for the Seybold Seminars New York and COMDEX Chicago events and the decrease of exhibitor related revenue derived from the JavaOne event. Our conference revenue from the Non-Comparable Events in 2002 was lower compared to 2001 due to the decreases in the average revenue per conference attendee and number of participants. The revenue from advertising and sponsorship for the Non-

Comparable Events in 2002 was not materially different to the comparable amount in 2001. We believe each of the decreases in revenue in 2002 was primarily attributable to the adverse impact on our events of the continuing difficulties in the IT industry and the ongoing effects of the terrorist attacks on September 11, 2001.

     Exhibitor services revenue increased by $14.7 million, or 280.8%, to $20.0 million in the first quarter of 2002 from $5.2 million in the comparable period in 2001 due primarily to the inclusion of the Non-Comparable Results in the first quarter of 2002. Excluding the Non-Comparable Results, exhibitor revenue for the first quarter of 2002 would have been $2.2 million, a decrease of $3.0 million, or 58.3% from the first quarter of 2001. The net paid square footage increased to 175,623 in the first quarter of 2002 from 42,280 in the comparable period in 2001. The average rental rate per square foot paid by exhibitors increased 25.2% to $37.63 in the first quarter of 2002 from $30.06 in comparable period in 2001. These increases were primarily due to the inclusion in the first quarter of 2002 of our COMDEX Chicago and Seybold Seminar New York events and the COMDEX Nordic event which was part of the ExpoNova acquisition. Excluding these events, net paid square footage would have decreased 43.9% in 2002 to 23,718 from 42,280 in 2001, and the average rental rate per square foot paid by exhibitors would have been $44.99, an increase of 49.6% over the comparable period amount of $30.06 in 2001. With regards to the Non-Comparable Events, our exhibitor service revenue in 2002 compared to 2001 was lower due to a significant decrease in the amount of net paid square footage partially off-set by the slight increase in the rental rate per square foot paid by exhibitors for the Seybold Seminars New York and COMDEX Chicago events and the decrease of exhibitor related revenue derived from the JavaOne event.

     Conference fees increased $10.3 million, or 915.0%, to $11.4 million in the first quarter of 2002 from $1.1 million in the first quarter of 2001 due primarily to the inclusion of the Non-Comparable Results in the first quarter of 2002. Excluding the Non-Comparable Results, conference fees would have increased $0.2 million, or 13.6%, in the first quarter of 2002. The number of participants at our conferences increased 524.7% to 8,471 in the first quarter of 2002 from 1,356 in the first quarter of 2001, and the average revenue per conference participant increased 62.5% to $1,348 in the first quarter of 2002 from $830 in the first quarter of 2001. These increases were due primarily to the inclusion of the Non-Comparable Events and COMDEX Nordic in the first quarter of 2002. Excluding the Non-Comparable Events and COMDEX Nordic, the number of conference participants decreased 35.0% to 881 in the first quarter of 2002 compared to 1,356 in the first quarter of 2002, and the average revenue per conference attendee increased 74.8% to $1,451 in the first quarter of 2002 compared to $830 in the first quarter of 2001. Our conference revenue from the Non-Comparable Events in 2002 was lower compared to 2001 due to the decreases in the average revenue per conference attendee and number of participants.

     Advertising and sponsorship revenues increased $1.3 million, or 79.4%, to $3.0 million in the first quarter of 2002 from $1.6 million in the first quarter of 2001 due primarily to the inclusion of the Non-Comparable Results in the first quarter of 2002. Excluding the Non-Comparable Results, advertising and sponsorship revenues in the first quarter of 2002 would have been approximately the same as those in the first quarter of 2001.

     Cost of production increased $14.7 million, or 474.7%, to $17.8 million in the first quarter of 2002 from $3.1 million in the comparable period in 2001. As a percentage of revenue, cost of production represented 51.8% of revenue in the first quarter of 2002 compared to 38.6% in the first quarter of 2001. The aggregate dollar and percentage increases in the cost of production were due primarily to the inclusion of the Non-Comparable Results in the first quarter of 2002. Excluding the Non-Comparable Results, cost of production would have been zero in the first quarter of 2002, a decrease of $3.1 million from the first quarter of 2001. Excluding the Non-Comparable Events, cost of production as a percentage of revenue would have been 32.1% in the first quarter of 2002 down from 38.6% in the first quarter of 2001 due to higher margin revenue such as management fees and sponsorship revenue in the first quarter of 2002. The combined cost of production as a percentage of revenue for the Non-Comparable Events was 61.7% in 2002 compared to 53.1% in 2001.

     Our SG&A expenses decreased $2.4 million, or 9.6%, to $22.3 million in the first quarter of 2002 from $24.7 million in the first quarter of 2001. Our SG&A expenses as a percentage of revenue were 64.9% in the first quarter of 2002 compared to 307.8% in the first quarter of 2001. The decrease in our SG&A expenses on a dollar basis was primarily due to the effects of the cost reduction and expense containment programs that we initiated during the second half of 2001, which reduced our total employment costs through staff reductions and, to a lesser extent, our temporary employment costs, travel and entertainment expenses. These reductions were partially off-set by incremental SG&A expenses attributable to the Acquisitions. Excluding the increases of SG&A expense attributable to the Acquisitions, our SG&A expenses would have been $20.3 million in the first quarter of 2002, a decrease of $4.3 million, or 17.6%, from the first quarter of 2001, and would have represented 72.9% of our revenue for the first quarter of 2002.

     Non-cash stock-based compensation decreased $3.0 million to $0.2 million in the first quarter of 2002 from $3.2 million in the first quarter of in 2001. The decrease was attributable to the reversal of previously recorded expense, resulting from the application of variable accounting stock-based compensation valuation principles. During August 2001, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for under variable accounting valuation principles. Using this accounting treatment, we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

     Other income (expense), net decreased $2.4 million or 20.1%, to expense of $9.6 million in the first quarter of 2002 from expense of $12.0 million in the first quarter of 2001. The decrease was attributable to lower net interest expense that resulted from a lower average interest rate on our primary debt obligations in 2002 than in 2001. In the first quarter of 2002, our average interest rate (including amortization of deferred financing costs) on our primary debt obligations was under 11.0%, while our rate in the first quarter of 2001 was over 14.0%. The higher rate in 2001 was principally due to the amortization of a discount on our Zero Coupon Debentures that were retired in June 2001.

     As a result of the foregoing, our EBITDA increased by $17.0 million, or 74.1%, to a loss of $5.9 million in the first quarter of 2002 from a loss of $22.9 million in the first quarter of 2001. After adjusting to exclude non-cash stock based compensation in both periods, our adjusted EBITDA would have been a loss of $5.8 million for the first quarter of 2002 compared to a loss of $19.8 million for the first quarter of 2001. Excluding the Non-Comparable Results, our adjusted EBITDA would have been a loss of $15.2 million, down $4.6 million from the adjusted EBIDTA of a loss of $19.8 million in the first quarter of 2001.

     Each of the Non-Comparable Events was adversely impacted by the continuing difficulties in the IT industry and the ongoing effects of the terrorist attacks on September 11th. In addition, the relocation of our Seybold Seminars event to New York in 2002 from Boston in 2001 contributed to reduced operating results for this event in 2002. This combination of factors resulted in a small operating loss at Seybold Seminars, materially lower operating income at JavaOne and slightly lower operating income at COMDEX Chicago, in each case in 2002 compared to the prior year. Because the operating environment continues to be difficult, we expect that our NetWorld+Interop Las Vegas tradeshow, which ended on May 10, 2002, will generate operating income that is materially lower than the operating income it generated last year.

     Depreciation and amortization decreased $3.2 million, or 35.2%, to $5.9 million in the first quarter of 2002 from $9.1 million in the first quarter of 2001. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No.
142) effective January 1, 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $3.2 million of amortization expense in the first quarter of 2001 related to goodwill and intangible assets with indefinite useful lives.

     The benefit for income tax decreased $14.3 million, or 71.2%, to a benefit for income tax of $5.8 million in the first quarter of 2002 from a benefit of $20.0 million in the comparable period in 2001. This decrease is primarily the result of the company recording a smaller loss before income taxes and cumulative effect of accounting change in the first quarter of 2002 as compared to the same period in 2001. As a percentage of loss before income taxes and cumulative effect of accounting change, this balance represents 27.0% in the first quarter of 2002 compared to 45.5% in the same period in 2001. The income tax benefit for the first quarters of 2002 and 2001 are based upon our estimated effective tax rate for such years.

     In connection with the adoption of SFAS No. 142, we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million. This amount represents the difference between the fair value and carrying value of goodwill and other intangibles related to the COMDEX reporting unit as of January 1, 2002.

     As a result of the foregoing, we incurred a net loss of $360.2 million in the first quarter of 2002 compared to net loss of $24.0 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2002, our balance of cash and cash equivalents was $38.2 million and we had a working capital deficit of $37.9 million compared to cash and cash equivalents of $108.5 million and working capital of $18.7 million at March 31, 2001. These decreases were primarily attributable to the use of cash to refinance our indebtedness in June 2001 and to purchase property and equipment, as well as a decrease in net cash provided by operating activities, partially off-set by the issuance and receipt of net proceeds from the sale of convertible preferred stock.

     During the first quarter of 2002, we met our liquidity needs principally through cash on hand. Net cash used in operating activities was $1.1 million in the first quarter of 2002, compared to net cash provided by operating activities of $1.5 million in the first quarter of 2001. This decrease is primarily attributable to a reduction in net working capital, partially off-set by higher levels of profitability.

     Net cash used in investing activities was $2.0 million in the first quarter of 2002, of which $0.3 million was used to purchase property and equipment and $1.7 million was used to acquire businesses, compared to $2.6 million used to purchase property and equipment in the same period of 2001.

     Net cash used by financing activities was $0.2 million in the first quarter of both 2002 and 2001. The activity for 2002 related to payments associated with issuance with preferred stock rather than repayment of indebtedness off-set by proceeds from the exercise of stock options in the same period of 2001.

     We anticipate our capital expenditures for 2002 to total approximately $5.0 million, principally related to ongoing infrastructure initiatives, and replacement and upgrades of property and equipment.

     We were in compliance with the financial and other covenants included in our borrowing agreements as of March 31, 2002. In order to remain in compliance with our senior bank revolving credit facility, among other things, we must generate sufficient EBITDA from our events so that we maintain at the end of each quarterly period the required ratio of pro forma EBITDA to fixed charges of at least 1.1 to 1 for the preceding four consecutive quarters. The Company believes that it will remain in compliance with this financial covenant during 2002 if, as of the end of each quarter during the year, it has generated at least $48.0 million to $50.0 million of pro forma EBITDA during the past four consecutive quarters.

     So far in 2002, we have held four of our major events, Seybold Seminars in New York, COMDEX Chicago, JavaOne, and N+I Las Vegas, which ended on May 10, 2002. Each of these events was adversely impacted by the continuing difficulties in the IT industry and the ongoing effects of the terrorist attacks on September 11th. In addition, the relocation of our Seybold Seminars event to New York in 2002 from Boston in 2001 contributed to reduced operating results for this event in 2002. This combination of factors resulted in a small operating loss at Seybold Seminars, materially lower operating income at JavaOne and slightly lower operating income at COMDEX Chicago, in each case in 2002 compared to the prior year. Because the operating environment continues to be difficult, we expect that our NetWorld+Interop Las Vegas tradeshow, which ended on May 10, 2002, will generate operating income that is materially lower than the operating income it generated last year.

     We were in compliance with the financial covenants included in our borrowing agreements as of March 31, 2002; however because of the continuing difficult operating environment, it is likely that we will not be in compliance with these financial covenants at the end of our second quarter. We are currently discussing this possibility with our bank lenders. Our compliance at the end of the other quarters in 2002 will depend upon the results of our events during the year that have not yet been held, which includes many of our major events.

     If we are not in compliance with our financial covenants in our senior bank revolving credit facility and are unable to successfully modify and amend those financial covenants or are unsuccessful in obtaining waivers with respect to our noncompliance, our lenders have the option to require us to immediately repay all our borrowings under the facility. We do not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under our senior bank credit facility would be an event of default in respect of our senior subordinated notes and could result in the acceleration of the maturity of those notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). We do not currently have sufficient funds to repay our senior subordinated notes in full.

     Following is a summary of our contractual obligations as of March 31, 2002 (in millions):

                                     NINE MONTHS
                                        ENDING       YEAR ENDING DECEMBER 31,
                                     DECEMBER 31,   --------------------------
                                         2002       2003   2004    2005   2006   THEREAFTER   TOTAL
                                     ------------   ----   -----   ----   ----   ----------   ------
Long-term debt.....................      $ --       $ --   $80.0   $ --   $ --     $290.0     $370.0
Operating leases...................       6.7        6.5     6.1    6.2    5.4        9.9       40.8
                                         ----       ----   -----   ----   ----     ------     ------
Total Contractual Cash
  Obligations......................      $6.7       $6.5   $86.1   $6.2   $5.4     $299.9     $410.8
                                         ====       ====   =====   ====   ====     ======     ======

     At March 31, 2002, we have $40.0 million available under our senior bank credit facility before considering the $1.8 million letter of credit outstanding.

     In connection with the acquisition of businesses during 2001 and in January 2002, a portion of the purchase price in each transaction was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of March 31, 2002, the following table lists the principal amounts currently held in escrow:


NGN Assets..................................................  $ 4,458
BCR Assets..................................................    1,377
Pulver Assets...............................................   20,250
ExpoNova....................................................      420
                                                              -------
                                                              $26,505
                                                              =======

     Based upon current and anticipated levels of operations and assuming no acceleration of our debt obligations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our senior bank credit facility will be sufficient to enable us to meet our cash operating requirements, including venue rental payments, scheduled interest payments and capital expenditures for the next 12 months. We will, however, be subject to general economic conditions and the financial, business and other factors, including factors beyond our control and we could experience difficulties in meeting our cash operating requirements by the end of this year if conditions in the IT industry deteriorate further.

SEASONALITY

     Our revenue is highly seasonal, but our cash flows are more stable. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (NetWorld+Interop Las Vegas) and the fourth quarter (COMDEX Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in one year may be held in a different quarter in other years.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in
Note 1 "Basis of Presentation, Organization and Nature of Operations" of the Consolidated Financial Statements (unaudited) included elsewhere in this Form 10-Q, and Note 2 "Summary of Significant Accounting Polices" of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 are also important to an understanding of our financial statements.

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

     We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets," beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, we ceased amortization of all goodwill, which was our only intangible asset with an indefinite useful life, on January 1, 2002, and will continue to amortize our intangible assets with finite useful lives, consisting primarily of trade names and advertiser and exhibitor lists, over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142 along with continuing difficulties being experienced in the IT industry and declining operating results, we recorded a non-cash charge of $344.6 million, net of tax benefit of $80.4 million, to reduce the carrying value of the COMDEX reporting unit to its estimated fair value. We utilized a combination of discounted cash flow methodology and relative market measures that involve judgment and estimation to determine fair value. At March 31, 2002, we have a net intangible asset balance of $504.7 million and a net property and equipment balance of $16.9 million. For additional information regarding long-lived assets, see Note 6, "Goodwill and Other Intangible Assets -- Adoption of Statement No. 142" included in the Consolidated Financial Statements (unaudited) appearing elsewhere in this Form 10-Q.

     At March 31, 2002, we have provided a valuation allowance against a deferred tax asset that arose from the cumulative effect charge resulting from the adoption of SFAS No. 142. This deferred tax asset may be utilized to offset future taxable income. The valuation allowance is subject to periodic review based on current operating results and estimates of future taxable income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, which include the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for grading or speculative purposes. We do not hedge our foreign currency rate risk. We entered into an interest rate cap agreement, however, in August 2001 to manage and reduce the impact of changes in interest rates on not less than $165 million of the borrowings under our senior credit facility. This interest rate cap agreement expired in 2001 and we did not enter into a new agreement.

     Currencies. We maintain operations, cash and other assets in Europe, Japan, Canada, Australia and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1.4 million. We entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1.7 million greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface
Group -- Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6.5 million, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A,
(vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711,111 representing rent for the period of October 2001 through May 2002.

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

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $451,983 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10.5 million and punitive damages of $10.0 million.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code
Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10.0 million, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. On or about May 9, 2002, the court denied Krause's motion to dismiss but granted Krause's alternative motion to transfer venue to the District of Maryland.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 7, 2002, we held a Special Meeting of Shareholders at which shareholders voted upon a proposal to (i) the private sale to Invemed Catalyst Fund, L.P. ("Invemed") of 1,000,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") pursuant to the terms of the Stock Purchase Agreement, dated as of November 13, 2001 and as amended as of November 21, 2001, by and between Key3Media and Invemed, (ii) the ability of Invemed and/or its affiliates (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) to convert the Series A Preferred Stock, in whole or in part at any time or from time to time, into shares of the common stock, par value $0.01 per share (the "Common Stock"), of Key3Media in accordance with the terms of the Series A Preferred Stock, and (iii) the issuance of Common Stock to Invemed and/or its affiliates in connection with each such conversion, in each case for the purpose of satisfying the requirements of Rule 312.03(b) of the New York Stock Exchange Listed Company Manual.

     Our shareholders voted to approve the proposal relating to the sale and conversion rights of our Series A Preferred Stock. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes, as applicable, is set forth below.

   FOR      AGAINST/WITHHELD   ABSTENTIONS   BROKER NON-VOTES
----------  ----------------   -----------   ----------------
63,597,108   1,577,916          32,877          0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEY3MEDIA GROUP, INC.

                                          By:     /s/ PETER B. KNEPPER
                                            ------------------------------------
                                            Name: Peter B. Knepper
                                            Title: Executive Vice President and
                                               Chief Financial Officer
Date: May 15, 2002