Form 10-Q
period 2002-06-30
KEY3MEDIA GROUP INC
filed 2002-08-14
CIK 1113674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

                       Commission File Number: 001-16061

                             Key3Media Group, Inc.
             (Exact Name of registrant as specified in its charter)

            DELAWARE                       95-4799962
 (State or Other Jurisdiction of         (IRS Employer
 Incorporation or Organization)      Identification Number)

 5700 WILSHIRE BOULEVARD, SUITE              90036
               325                         (Zip Code)
         LOS ANGELES, CA
 (Address of Principal Executive
            Offices)

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

     As of August 9, 2002, there were 68,531,919 shares of the Registrant's voting common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEY3MEDIA GROUP, INC.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
  Item
     1.   Financial Statements........................................      3
          Condensed Consolidated Balance Sheets as of December 31,
          2001 and June 30, 2002 (Unaudited)..........................      3
          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2001 and 2002
          (Unaudited).................................................      4
          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2001 and 2002 (Unaudited).............      5
          Condensed Consolidated Statement of Changes In Shareholders'
          Equity and Comprehensive Loss for the Six Months Ended June
          30, 2002 (Unaudited)........................................      6
          Notes To Condensed Consolidated Financial Statements
          (Unaudited).................................................      7
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     30
  Item
     3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     38
PART II   OTHER INFORMATION
  Item
     1.   Legal Proceedings...........................................     39
  Item
     4.   Submission of Matters to a Vote of Security Holders.........     41
  Item
     6.   Exhibits and Reports on Form 8-K............................     41

             CAUTIONARY LEGEND REGARDING FORWARD LOOKING STATEMENTS

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

     Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. In addition, the IT industry has experienced a significant downturn since the spring of 2001 and terrorist attacks on September 11, 2001 have adversely affected the economy generally and significantly decreased air travel in particular. These developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on its businesses, results of operations or financial condition. The sections entitled "Item 1. Business -- Certain Factors That May Affect our Businesses" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report of Form 10-K for the year ended December 31, 2001 filed by Key3Media with the SEC contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Key3Media's forward-looking statements and, such statements and discussions, as well as others in any of Key3Media's other SEC filings, are incorporated herein by reference.

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

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   41,384     $  16,647
  Accounts receivable, net..................................       47,032        34,719
  Prepaid event expenses....................................        4,540         8,551
  Deferred income taxes.....................................        1,402            --
  Other current assets......................................        3,217         3,385
                                                               ----------     ---------
     Total current assets...................................       97,575        63,302
Property and equipment, net.................................       18,812        13,657
Goodwill, net...............................................      454,719       221,013
Other intangibles, net......................................      473,630       273,209
Deferred financing costs and other assets...................       11,973        11,119
                                                               ----------     ---------
     Total assets...........................................   $1,056,709     $ 582,300
                                                               ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   22,338     $  15,237
  Accrued expenses..........................................       27,469        21,705
  Deferred revenue..........................................       62,982        57,987
  Other current liabilities.................................        1,660         2,147
                                                               ----------     ---------
     Total current liabilities..............................      114,449        97,076
Deferred income taxes.......................................       87,557            --
Long-term obligations (net of current maturities)...........      370,000       370,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock...........................................           30            30
  Common stock..............................................          681           683
  Additional paid-in capital................................      476,474       476,244
  Retained earnings (deficit)...............................       17,414      (353,127)
  Accumulated comprehensive loss............................       (4,085)       (4,438)
  Deferred compensation.....................................       (5,811)       (4,168)
                                                               ----------     ---------
     Total shareholders' equity.............................      484,703       115,224
                                                               ----------     ---------
     Total liabilities and shareholders' equity.............   $1,056,709     $ 582,300
                                                               ==========     =========

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                                              ---------------------   --------------------
                                                                2001        2002        2001       2002
                                                              ---------   ---------   --------   ---------
                                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................................  $115,656    $ 38,832    $123,673   $  73,182
Operating expenses:
  Cost of production........................................    37,482       9,656      40,576      27,436
  Selling, general and administrative.......................    27,989      22,196      52,666      44,310
  Staff reduction severance charges.........................        --         658          --         840
  Stock based compensation..................................     2,065         572       5,224         725
  Depreciation and amortization.............................     9,685       6,042      18,766      11,930
                                                              --------    --------    --------   ---------
                                                                77,221      39,124     117,232      85,241
                                                              --------    --------    --------   ---------
Income (loss) from operations...............................    38,435        (292)      6,441     (12,059)
                                                              --------    --------    --------   ---------
Other income (expenses):
  Interest expense..........................................   (11,989)    (10,055)    (25,338)    (19,776)
  Interest income...........................................     1,123         145       2,479         314
  Other income (expense), net...............................     6,656        (125)      6,638        (175)
                                                              --------    --------    --------   ---------
                                                                (4,210)    (10,035)    (16,221)    (19,637)
                                                              --------    --------    --------   ---------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of
  accounting change.........................................    34,225     (10,327)     (9,780)    (31,696)
Income tax provision (benefit)..............................    17,509          --      (2,513)     (5,770)
                                                              --------    --------    --------   ---------
Income (loss) before extraordinary item and cumulative
  effect of accounting change...............................    16,716     (10,327)     (7,267)    (25,926)
  Extraordinary loss on retirement of debt (net of tax
    benefit of $3,220)......................................    (9,309)         --      (9,309)         --
  Cumulative effect of accounting change, net of tax -- Note
    7.......................................................        --          --          --    (344,615)
                                                              --------    --------    --------   ---------
    Net income (loss).......................................  $  7,407    $(10,327)   $(16,576)  $(370,541)
                                                              ========    ========    ========   =========
Net income (loss) attributable to common shareholders:
Net income (loss)...........................................  $  7,407    $(10,327)   $(16,576)  $(370,541)
Accretion on convertible preferred stock....................        --      (1,081)         --      (2,081)
                                                              --------    --------    --------   ---------
  Net income (loss) attributable to common shareholders.....  $  7,407    $(11,408)   $(16,576)  $(372,622)
                                                              ========    ========    ========   =========
Net income (loss) per common share -- Basic:
  Before extraordinary item and cumulative effect of
    accounting change (after
    accretion on preferred stock)...........................  $   0.25    $  (0.17)   $  (0.11)  $   (0.41)
  Extraordinary loss on retirement of debt..................     (0.14)         --       (0.14)         --
  Cumulative effect of accounting change....................        --          --          --       (5.05)
                                                              --------    --------    --------   ---------
    Net income (loss) per common share......................  $   0.11    $  (0.17)   $  (0.25)  $   (5.46)
                                                              ========    ========    ========   =========
Net income (loss) per common share -- Diluted:
  Before extraordinary item and cumulative effect of
    accounting change (after
    accretion on preferred stock)...........................  $   0.23    $  (0.17)   $  (0.11)  $   (0.41)
  Extraordinary loss on retirement of debt..................     (0.13)          -       (0.14)          -
  Cumulative effect of accounting change....................         -           -           -       (5.05)
                                                              --------    --------    --------   ---------
    Net income (loss) per common share......................  $   0.10    $  (0.17)   $  (0.25)  $   (5.46)
                                                              ========    ========    ========   =========
Shares used in computing basic net income (loss) per common
  share.....................................................    66,035      68,277      65,521      68,272
Shares used in computing diluted net income (loss) per
  common share..............................................    72,680      68,277      65,521      68,272

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2002
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $ (16,576)    $(370,541)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Extraordinary loss on retirement of debt................      12,529            --
    Cumulative effect of accounting change..................          --       344,615
    Depreciation and amortization...........................      18,766        11,930
    Stock based compensation................................       5,224           725
    Non-cash interest expense...............................      11,431         1,097
    Loss on disposal of property and equipment..............          --            20
    Foreign exchange loss...................................          79            78
    Deferred income taxes...................................          --        (5,770)
  Changes in operating assets and liabilities, net of effect from acquired businesses:
    Accounts receivable.....................................      24,286        13,009
    Prepaid event expenses..................................      (1,301)       (3,183)
    Other current assets....................................        (409)          354
    Other assets............................................        (505)         (243)
    Accounts payable........................................       1,820        (7,103)
    Accrued expenses........................................     (22,245)       (6,048)
    Deferred revenue........................................         611        (7,885)
    Other liabilities.......................................     (16,201)         (282)
                                                               ---------     ---------
      Total adjustments.....................................      34,085       341,314
                                                               ---------     ---------
      Net cash provided by (used in) operating activities...      17,509       (29,227)
                                                               ---------     ---------
Cash flows from investing activities:
  Return of purchase price from acquired businesses.........          --         7,432
  Net cash received (paid) in a business combination........       7,728        (1,654)
  Purchase of property and equipment........................      (6,331)         (514)
                                                               ---------     ---------
      Net cash provided by investing activities.............       1,397         5,264
                                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from the exercise of options to purchase common
    stock...................................................         290            --
  Repayment of long-term obligations under credit
    facility................................................    (300,000)           --
  Retirement of zero coupon senior debentures and accreted
    interest................................................     (83,576)           --
  Proceeds from issuance of senior subordinated notes.......     300,000            --
  Payments of costs associated with the issuance of
    long-term obligations...................................     (12,425)           --
  Payments associated with the issuance of preferred
    stock...................................................          --          (150)
                                                               ---------     ---------
      Net cash used in financing activities.................     (95,711)         (150)
                                                               ---------     ---------
Effects of exchange rate changes on cash....................         (90)         (624)
                                                               ---------     ---------
Net decrease in cash and cash equivalents...................     (76,895)      (24,737)
Cash and cash equivalents at beginning of period............     109,914        41,384
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $  33,019     $  16,647
                                                               =========     =========
Supplemental cash flow disclosures:
  Interest paid.............................................   $  22,331     $  18,087
  Income taxes paid.........................................   $      --     $     149
Non-cash financing activities:
  Additional paid-in capital resulting from stock issuance
    in connection with a business acquired..................   $     397     $     840

                            See accompanying notes.

                             KEY3MEDIA GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                 IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                           ADDITIONAL   RETAINED     ACCUMULATED        TOTAL
                                      PREFERRED   COMMON    PAID-IN     EARNINGS    COMPREHENSIVE   COMPREHENSIVE
                                        STOCK     STOCK     CAPITAL     (DEFICIT)   INCOME (LOSS)   INCOME (LOSS)
                                      ---------   ------   ----------   ---------   -------------   -------------
                                                                      (UNAUDITED)
                                                                    (IN THOUSANDS)
Balance at December 31, 2001........     $30       $681     $476,474    $  17,414      $(4,085)
Offering costs related to preferred
  stock issuance in December 2001...      --         --         (150)          --           --
Forfeiture of stock options.........      --         --         (229)          --           --
Adjustment in fair value of options
  requiring variable accounting.....      --         --         (689)          --           --
Amortization of deferred
  compensation......................      --         --           --           --           --
Issuance of common stock to acquire
  a business........................      --          2          838           --           --
Foreign currency translation
  adjustment........................      --         --           --           --         (353)       $    (353)
Net loss............................      --         --           --     (370,541)          --         (370,541)
                                         ---       ----     --------    ---------      -------        ---------
Balance at June 30, 2002............     $30       $683     $476,244    $(353,127)     $(4,438)       $(370,894)
                                         ===       ====     ========    =========      =======        =========


                                        DEFERRED
                                      COMPENSATION     TOTAL
                                      ------------   ---------
                                            (UNAUDITED)
                                           (IN THOUSANDS)
Balance at December 31, 2001........    $(5,811)     $ 484,703
Offering costs related to preferred
  stock issuance in December 2001...         --           (150)
Forfeiture of stock options.........        229             --
Adjustment in fair value of options
  requiring variable accounting.....        689             --
Amortization of deferred
  compensation......................        725            725
Issuance of common stock to acquire
  a business........................         --            840
Foreign currency translation
  adjustment........................         --           (353)
Net loss............................         --       (370,541)
                                        -------      ---------
Balance at June 30, 2002............    $(4,168)     $ 115,224
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

     The Company is a leading producer of business-to-business events for the information technology industry, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe, Japan and Australia.

2.  RECENT ACCOUNTING PRONOUNCEMENT

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 beginning with the first quarter of 2002. See Note 7 for further discussion on the Company's adoption of SFAS No. 142.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides, among other things, more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as "held for sale." The Company's adoption of the provisions of SFAS No. 144 on January 1, 2002 did not effect its financial position or results of operations.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require, among other things, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. At such time, the Company will reclassify the extraordinary loss on extinguishment of debt to continuing operations for the prior periods. With regards to the other provisions of SFAS No. 145, the Company has adopted them and such adoption did not effect its financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred while

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EITF No. 94-3 requires that the liability be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 15, 2002, with early application encouraged. The Company adopted SFAS No. 146 in the second quarter of 2002. See Note 8 for further discussion.

3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic earnings per share are calculated using the weighted average of the number of common shares outstanding.

     Diluted earnings per share are calculated using the weighted average of the number of common shares outstanding plus the dilutive effect of stock options, warrants and preferred stock, calculated using the treasury method. These dilutive securities were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

     A summary of the shares used to compute earnings per common share is as follows:

                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                             --------------------   --------------------
                                               2001       2002        2001       2002
                                             --------   ---------   --------   ---------
Net income (loss)..........................  $ 7,407    $(10,327)   $(16,576)  $(370,541)
Accretion on convertible preferred stock...       --      (1,081)         --      (2,081)
                                             -------    --------    --------   ---------
Net income (loss) attributable to common
  shareholders.............................  $ 7,407    $(11,408)   $(16,576)  $(372,622)
                                             -------    --------    --------   ---------
Weighted average common shares.............   66,035      68,277      65,521      68,272
                                             -------    --------    --------   ---------
Denominator for basic calculation..........   66,035      68,277      65,521      68,272
                                             -------    --------    --------   ---------
Net income (loss) per common share-basic...  $  0.11    $  (0.17)   $  (0.25)  $   (5.46)
                                             =======    ========    ========   =========
Weighted average effect of anti-dilutive
  securities:
  Warrants.................................    2,752          --          --          --
  Stock options............................    3,893          --          --          --
  Preferred stock..........................       --          --          --          --
                                             -------    --------    --------   ---------
Total weighted average effect of
  anti-dilutive securities.................    6,645          --          --          --
                                             -------    --------    --------   ---------
Denominator for diluted calculation........   72,680      68,277      65,521      68,272
                                             -------    --------    --------   ---------
Net income (loss) per common
  share-diluted............................  $  0.10    $  (0.17)   $  (0.25)  $   (5.46)
                                             =======    ========    ========   =========

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) were as follows:

                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                              ---------------------   --------------------
                                                2001        2002        2001       2002
                                              --------   ----------   --------   ---------
Net income (loss)...........................   $7,407     $(10,327)   $(16,576)  $(370,541)
Other comprehensive adjustment:
Foreign currency translation adjustment.....       13         (373)       (130)       (353)
                                               ------     --------    --------   ---------
Total comprehensive income (loss)...........   $7,420     $(10,700)    (16,706)  $(370,894)
                                               ======     ========    ========   =========

5.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                              DECEMBER 31,   JUNE 30,
                                                                  2001         2002
                                                              ------------   --------
Borrowings under revolving credit facility..................    $ 80,000     $ 80,000
11.25%, senior subordinated notes...........................     290,000      290,000
                                                                --------     --------
                                                                 370,000      370,000
Less current maturities.....................................          --           --
                                                                --------     --------
Total.......................................................    $370,000     $370,000
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

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     At the Company's election, loans under the Amended and Restated Credit Facility will bear interest at a margin over either (1) a base rate equal to the higher of the federal funds rate plus 1/2% and Citibank, N.A.'s base rate or
(2) the Eurodollar rate (as defined). The margin that the Company must pay will vary between 1.00% and 3.25% depending on which rate the Company chooses as its base rate and the ratio of its total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the Amended and Restated Credit Facility. The Amended and Restated Credit Facility contains various financial covenants including, amongst other things, (i) limitations on dividends, (ii) limitations on the incurrence of indebtedness, (iii) limitations on the sale or exchange of assets and (iv) maintenance of minimum leverage and interest coverage ratio.

     On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of Series A 5.5% Convertible Redeemable Preferred Stock and 1,080 shares of Series B 5.5% Convertible Redeemable Preferred Stock, in each case for $25.00 per share. Concurrent with the issuance of this convertible preferred stock, the Company repaid $30,000 of the borrowings under the Amended and Restated Credit Facility and further amended that facility to replace its existing financial covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that require it to maintain a ratio of pro forma EDITDA to fixed charges (which include interest, domestic taxes and annual capital expenditures of up to $5,000) of at least 1.1 to 1 and to limit total senior debt to $120,000; total debt to $410,000 and annual capital expenditures to $15,000. The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EDITDA for the previous twelve months is equal to or greater than $85,000, after which time the preexisting covenants will be reinstated.

     On June 26, 2002, the Company further amended its Amended and Restated Credit Facility. This amendment modifies the existing financial covenants until April 1, 2003, including replacing the fixed charge coverage ratio with minimum quarterly EBITDA requirements through March 31, 2003, and limits total senior debt to $100,000 and total debt to $390,000. In addition, the margin percentage that the Company must pay on its loans under the Amended and Restated Credit Facility will change to a range of 1.00% to 4.00% from the prior range of 1.00% to 3.25%, depending on which rate the Company chooses as its base ratio and the ratio of its total debt to EBITDA, as defined.

     The Company was in compliance with the financial covenants included in its Amended and Restated Credit Facility as of June 30, 2002; however, because of the continuing difficult operating environment, it is likely that the Company will not be in compliance with these financial covenants at the end of the third quarter ending September 30, 2002. The Company is currently discussing this possibility with its bank lenders.

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     If the Company becomes noncompliant with its financial covenants in its Amended and Restated Credit Facility and is unable to successfully modify and amend those financial covenants or is unsuccessful in obtaining waivers with respect to its noncompliance, the Company's lenders have the option to require the Company to immediately repay all of its borrowings under the Amended and Restated Credit Facility. The Company does not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under the Company's Amended and Restated Credit Facility would be an event of default in respect of its Notes and could result in the acceleration of the maturity of those Notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). The Company does not currently have sufficient funds to repay its Notes in full.

     At June 30, 2002, the Company had $18,231 of available borrowings under its Amended and Restated Credit Facility, after considering a $1,769 letter of credit issued in connection with a facility lease agreement.

6.  BUSINESS COMBINATIONS

     On January 7, 2002, the Company completed its acquisition of ExpoNova Events & Exhibitions (ExpoNova) previously announced on November 20, 2001. The Company paid an estimated initial purchase price of $3,360 in cash and issued 178 shares of its common stock with a fair value approximating $840 for a total purchase price of $4,200. Additionally, in connection with this acquisition, ExpoNova retained and subsequently exercised a right to require the Company to purchase another tradeshow and conference business subject to certain conditions. The exercise of this put resulted in no additional payments as consideration by the Company when it completed this purchase transaction on April 9, 2002. The initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreement) for the years 2000, 2001, and 2002. For the purpose of the closing, an estimate of 2001 and 2002 EBITDA was used to calculate the estimated initial purchase price with ten percent of the total cash and securities given as consideration placed into escrow. Upon the final determination of the purchase price, the escrow amount and additional amounts, if any, due to each party will be distributed as required by the purchase agreement.

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

     In connection with each of these acquisitions, the initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreements) for the years 2000 and 2001 attributable to each group of assets acquired. For purposes of each acquisition closing, an estimate of 2001 EBITDA was used to calculate the estimated initial purchase price with a portion of this estimated initial purchase price placed into an escrow account pending final determination of the initial purchase price based upon audited financial results for 2001. Upon the final determination of the initial purchase price, the escrow amounts and additional amounts, if any, due each party will be distributed as required by the purchase

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreements. The following data shows the estimated initial purchase price for each acquisition described above and the respective changes for each purchase price from the date of acquisition to June 30, 2002:

                                      PULVER      BCR       NGN     EXPONOVA    TOTAL
                                      -------   -------   -------   --------   --------
Cash and cash equivalents...........  $    --   $    --   $    --    $1,706    $  1,706
Accounts receivable and prepaid
  expenses..........................      654     1,314     1,036     2,046       5,050
Fixed assets, net...................       --        --        --       163         163
Identifiable intangible assets......    7,245        --     3,386        --      10,631
Goodwill............................   43,965    12,339    41,195     4,743     102,242
Accounts payable and accrued
  expenses..........................       --      (565)      (13)   (1,569)     (2,147)
Deferred revenue....................   (2,772)   (1,452)   (3,044)   (2,889)    (10,157)
Common stock issued.................       --        --        --      (840)       (840)
                                      -------   -------   -------    ------    --------
Total cash paid.....................   49,092    11,636    42,560     3,360     106,648
Working capital adjustment included
  in purchase price.................    2,410       702     2,022        --       5,134
Common stock issued.................       --        --        --       840         840
                                      -------   -------   -------    ------    --------
Estimated initial purchase price at
  June 30, 2002.....................  $51,502   $12,338   $44,582    $4,200    $112,622
                                      =======   =======   =======    ======    ========
Estimated initial purchase price at
  time of acquisition...............  $59,957   $13,765   $44,582    $4,200    $122,504
Net return of purchase price charged
  to Goodwill in fiscal year 2001...   (2,450)       --        --        --      (2,450)
Net return of purchase price charged
  to Goodwill in fiscal year 2002...   (6,005)   (1,427)       --        --      (7,432)
                                      -------   -------   -------    ------    --------
Estimated initial purchase price at
  June 30, 2002.....................  $51,502   $12,338   $44,582    $4,200    $112,622
                                      =======   =======   =======    ======    ========

     The following table shows the portion of the estimated initial purchase price currently held in escrow for each acquisition described above as of June 30, 2002:

                                        PULVER      BCR      NGN     EXPONOVA    TOTAL
                                        -------   -------   ------   --------   -------
Balance as of December 31, 2001.......  $20,250   $ 1,377   $4,458     $420     $26,505
Return of purchase price to Company...   (6,005)   (1,427)      --       --      (7,432)
Payment of escrow proceeds to
  Seller..............................   (2,045)       --       --       --      (2,045)
Additional escrow funding by Seller...       --        50    4,373       --       4,423
Reduction in fair value of common
  stock held..........................       --        --       --      (76)        (76)
                                        -------   -------   ------     ----     -------
Balance as of June 30, 2002...........  $12,200   $    --   $8,831     $344     $21,375
                                        =======   =======   ======     ====     =======

     This estimated initial purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation has resulted in total acquired identifiable intangible assets related primarily to exhibitor lists of $10,631, which are being amortized on a straight-line basis over 3 years. The resulting total preliminary

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

goodwill of $102,242 has not been amortized but will be subjected to an annual impairment test in accordance with SFAS No. 142.

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

     As of June 30, 2002, the purchase prices for BCR and NGN were determined resulting in a final determination of purchase price for BCR; however in connection with the final determination of purchase price for NGN, the Company and the sellers of NGN agreed to a preliminary final purchase price based upon applying a multiple to the average EBITDA for years 2000 and 2001 which did not include any proceeds from a pending insurance claim for event interruption and cancellation submitted by NGN's sellers for one of its events which they believed was impacted by the events that occurred on September 11, 2001. The determination of this preliminary final purchase price required NGN's sellers to deposit $4,373, into the escrow as a potential return of purchase price pending resolution of the insurance claim previously noted. Upon resolution of the insurance claim, the amount of proceeds, if any, will be included in the calculation of average EBITDA and the amount held in escrow will be distributed as required by the purchase agreement.

     The Pulver asset purchase agreement includes provisions for purchase price adjustments in each of 2002, 2003 and 2004. In each instance, EBITDA for the year will be compared to the average EBITDA attributable to the Pulver Assets for 2000 and 2001 (the "Base EBITDA"). If the EBITDA for any such year exceeds the Base EBITDA, then the purchase price will increase by an amount equal to 50% of such excess multiplied by 8.75; conversely, if the EBITDA for any such year is less than the Base EBITDA, then the purchase price will decrease by an amount equal to 50% of the shortfall multiplied by 8.75. Notwithstanding the foregoing, the maximum increase or decrease in purchase price for any year is $6,000 provided however, if the price increases as a result of the EBITDA for 2002, then the maximum increase or decrease will be $5,000 for each subsequent year.

     As of June 30, 2002, both the Company and the sellers of the Pulver assets determined that the estimated EBITDA for 2002 would likely be below the Base EBITDA. As a result, both parties agreed to release $5,800 of the estimated initial purchase price held in escrow to the Company as an adjustment to the purchase price for 2002.

     These acquisitions have been recorded using the purchase method of accounting. Accordingly, the accompanying Consolidated Statements of Operations do not include any revenues and expenses related to these acquisitions prior to their respective closing dates.

     On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from SOFTBANK America Inc. ("SB America") all the outstanding equity shares of SOFTBANK Forums Inc. ("SB Forums") for a purchase price equal to (i) ten times the EBITDA of SB Forums for 2001 minus (ii) $450. The Company paid the purchase price in shares of its common stock, which were valued at $10 per share for this purpose. The Company initially issued 2,955 shares of its common stock to SB America, which was based on an estimate that SB Forums' EBITDA for 2001 would be $3,000. Based on SB Forums'

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EBITDA for 2001, the Company was not required to issue any additional shares in connection with this acquisition.

     Because SB America owned in excess of 50% of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company recorded the acquisition as of this closing date. Accordingly, the results of SB Forums are included in the Company's statement of operations beginning on June 1, 2001. Furthermore, as this transaction was between companies under common control, this business combination was recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in-capital.

     Following are the Company's unaudited pro forma results for the six months ended June 30, 2001 and 2002, respectively, assuming the acquisitions described above occurred on January 1, 2001:

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2001         2002
                                                              ----------   -----------
Net revenue.................................................   $143,166     $  73,182
Loss before extraordinary item and cumulative effect........     (6,952)      (28,019)
Net loss....................................................    (16,261)     (370,553)
Loss before extraordinary item and cumulative effect per
  common share -- diluted...................................      (0.10)        (0.41)
Net loss per common share -- diluted........................      (0.24)        (5.46)

     These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF STATEMENT NO. 142

     In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002, and will continue to amortize its intangible assets with finite useful lives, consisting primarily of trade names and advertiser and exhibitor lists, over their respective useful lives.

     SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142, the Company recorded a non-cash charge of $344,615, net of tax benefit of $80,385, to reduce the carrying value of goodwill and other intangibles related to the COMDEX reporting unit to their estimated fair value. This charge is nonoperational in nature and is reported as a cumulative effect of an accounting change in the

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

accompanying Consolidated Statement of Operations. The Company utilized a combination of discounted cash flow methodology and relative market measures to determine fair value. The Company will test for impairment of the carrying value of goodwill and other intangibles at least annually during the fourth quarter of each year and more often if circumstances require. The Company will review impairment in connection with its strategic review discussed in Note 11.

     The following table reflects the Company's comparative net loss before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                              ---------------------   --------------------
                                                2001        2002        2001       2002
                                              --------   ----------   --------   ---------
Reported income (loss) before cumulative
  effect of accounting change...............   $7,407     $(10,327)   $(16,576)  $ (25,926)
Add back: Goodwill amortization, net of
  taxes.....................................    1,568           --       4,770          --
                                               ------     --------    --------   ---------
Adjusted income (loss) before cumulative
  effective of accounting change............    8,975     $(10,327)    (11,806)    (25,926)
Cumulative effect of accounting change......       --           --          --    (344,615)
                                               ------     --------    --------   ---------
Adjusted net income (loss)..................   $8,975     $(10,327)   $(11,806)  $(370,541)
                                               ======     ========    ========   =========
BASIC EARNINGS PER COMMON SHARE:
Reported income (loss) before cumulative
  effect of accounting change (after
  accretion on preferred stock).............   $ 0.11     $  (0.17)   $  (0.25)  $   (0.41)
Goodwill amortization, net of taxes.........     0.03           --        0.07          --
                                               ------     --------    --------   ---------
Adjusted income (loss) before cumulative
  effect of accounting change...............     0.14        (0.17)      (0.18)      (0.41)
Cumulative effect of accounting change......       --           --          --       (5.05)
                                               ------     --------    --------   ---------
Adjusted net income (loss)..................   $ 0.14     $  (0.17)   $  (0.18)  $   (5.46)
                                               ======     ========    ========   =========
DILUTED EARNINGS PER COMMON SHARE:
Reported income (loss) before cumulative
  effect of accounting change (after
  accretion on preferred stock).............   $ 0.10     $  (0.17)   $  (0.25)  $   (0.41)
Goodwill amortization, net of taxes.........     0.02           --        0.07          --
                                               ------     --------    --------   ---------
Adjusted income (loss) before cumulative
  effect of accounting change...............     0.12        (0.17)      (0.18)      (0.41)
Cumulative effect of accounting change......       --           --          --       (5.05)
                                               ------     --------    --------   ---------
Adjusted net income (loss)..................   $ 0.12     $  (0.17)   $  (0.18)  $   (5.46)
                                               ======     ========    ========   =========

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table displays the intangible assets that continue to be subject to amortization and estimated aggregate amortization expense and intangible assets not subject to amortization:

                                                             AS OF JUNE 30, 2002
                                                   ----------------------------------------
                                                   GROSS CARRYING   ACCUMULATED
                                                       AMOUNT       AMORTIZATION     NET
                                                   --------------   ------------   --------
Intangible assets subject to amortization:
  Trade names....................................     $418,000        $154,166     $263,834
  Advertiser and exhibitor lists.................       10,631           2,950        7,681
  Other..........................................        3,200           1,506        1,694
                                                      --------        --------     --------
                                                       431,831         158,622      273,209
Intangible assets not subject to amortization:
  Goodwill.......................................      261,062          40,049      221,013
                                                      --------        --------     --------
Total............................................     $692,893        $198,671     $494,222
                                                      --------        --------     --------
Estimated amortization expense:
  For the year ended 12/31/02....................     $ 12,400
  For the year ended 12/31/03....................     $ 11,800
  For the year ended 12/31/04....................     $ 10,400
  For the year ended 12/31/05....................     $  8,100
  For the year ended 12/31/06....................     $  8,100

     The following table displays the changes in the gross carrying amounts of goodwill by brand for the six months ended June 30, 2002:

                                   COMDEX     FORUMS    PULVER      NGN      OTHER      TOTAL
                                  --------   --------   -------   -------   -------   ---------
Balance as of December 31,
  2001..........................  $277,642   $160,424   $49,970   $41,195   $13,766   $ 542,997
Goodwill acquired during the
  year..........................        --         --        --        --     4,743       4,743
Adjustment to purchase price....        --         --    (6,005)       --    (1,427)     (7,432)
Impairment losses...............  (277,642)        --        --        --        --    (277,642)
Write off of fully amortized
  Balance.......................        --     (1,604)       --        --        --      (1,604)
                                  --------   --------   -------   -------   -------   ---------
Balance as of June 30, 2002.....  $     --   $158,820   $43,965   $41,195   $17,082   $ 261,062
                                  ========   ========   =======   =======   =======   =========

8.  STAFF REDUCTION SEVERANCE CHARGES

     In the second half of 2001, the Company initiated several cost reduction and expense containment programs that reduced its temporary employment costs, travel and entertainment expenses and most significantly, its total employment costs through staff reductions. The Company has continued these cost reductions efforts in 2002 through reviewing its organizational structure and consolidating certain operations.

     In connection with these cost reductions efforts in 2002, the Company early adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on April 1, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which was the accounting literature the Company adhered to prior to April 1, 2002. The adoption of SFAS No. 146 did not result in a material difference as the date the Company committed to an exit plan (as required by EITF Issue

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

No. 94-3) was in close proximity to when the Company recognized the liability (as required by SFAS No. 146).

     During the three and six month periods ending June 30, 2002, the Company recorded charges of $658 and $840, respectively, which are classified in the Consolidated Statement of Operations as "Staff Reduction Severance Charges." These charges relate to termination and benefit costs incurred as a result of staff reductions. The Company cannot estimate at this time the ultimate amount expected to be incurred in connection with this exit activity as it is currently undertaking a strategic review of its operations as more fully described in Note 11.

     The following table displays a rollforward of the accrual balance related to the Staff Reduction Severance Charges:

                                                              AMOUNT
                                                              -------
Balance as of December 31, 2001.............................  $ 1,100
  Accruals/Charges..........................................      840
  Payments/Utilization......................................   (1,311)
                                                              -------
Balance as of June 30, 2002.................................  $   629
                                                              =======

9.  COMMITMENTS AND CONTINGENCIES

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

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

it awarded a trustee attachment in the amount of $711 representing rent for the period of October 2001 through May 2002.

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc., on the one hand, and the Venetian Casino Resort, LLC and Interface Group -- Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group -- Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to COMDEX/Fall 2000 and over $2,000 arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortuous interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group -- Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. A jury trial is scheduled for October 22, 2002. Discovery is ongoing.

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc. and E.J. Krause & Associates, Inc. (collectively, "Krause Argentina"), with respect to Krause Argentina's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause Argentina answered the complaint and filed a counter-claim alleging breach of contract, unjust enrichment and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $452 plus interest and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause Argentina. On or about March 27, 2002, counsel for Krause Argentina requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10,451 and punitive damages of $10,000. On or about April 12, 2002, Krause Argentina and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortuous interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10,451 and punitive damages of $10,000.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause Mexico"), with respect to Krause Mexico's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10,000, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause Mexico filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events subsequently filed a motion for reconsideration which was later denied. On or about July 23, 2002 Krause Mexico filed its answer and counterclaim to the complaint. The counterclaim includes causes of action for breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage, and seeks compensatory damages of not less than $10,671, punitive damages of $10,000 and reasonable attorney's fees and costs, and demands a trial by jury.

     On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued the Company for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of the Company's event cancellation policy with CIC covering its 2001 COMDEX/Fall event.

     On July 31, 2002, the Company sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of the Company's event cancellation policy with CIC covering its 2001 NetWorld+Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9,147 and $52,423 with respect to the 2001 NetWorld+Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to the Company's insurance claim for losses incurred in connection with these two trade shows as a result of the events of September 11, 2001.

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

10.  SEGMENT INFORMATION

     The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Financial information by geographic areas is as follows:

                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                             ---------------------   -------------------
                                               2001        2002        2001       2002
                                             ---------   ---------   --------   --------
Net revenues:
  North America............................  $102,785    $ 36,047    $110,208   $ 65,499
  Europe...................................       629       1,307         920      4,924
  Far East.................................    12,242       1,478      12,545      2,759
                                             --------    --------    --------   --------
     Total.................................  $115,656    $ 38,832    $123,673   $ 73,182
                                             ========    ========    ========   ========
Other income (expenses):
  North America............................  $ (4,202)   $ (9,950)   $(16,233)  $(19,516)
  Europe...................................        (1)        (35)         18        (54)
  Far East.................................        (7)        (50)         (6)       (67)
                                             --------    --------    --------   --------
     Total.................................  $ (4,210)   $(10,035)   $(16,221)  $(19,637)
                                             ========    ========    ========   ========

                                                                AS OF JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Total assets:
  North America.............................................  $937,887   $559,167
  Europe....................................................    12,481     12,891
  Far East..................................................    12,705     10,242
                                                              --------   --------
     Total..................................................  $963,073   $582,300
                                                              ========   ========

11.  SUBSEQUENT EVENTS

     On July 26, 2002, the Company announced that it is undertaking a strategic review of its operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries. All aspects of the Company's operations are being reviewed, including its cost infrastructure and senior management roles. However, before any changes proposed as a result of the strategic review may be implemented, the Company's board of directors must approve them.

     On July 29, 2002, the New York Stock Exchange (NYSE) suspended the trading of the Company's common stock and the NYSE commenced procedures to delist the shares from the exchange. The NYSE said it was taking this action due to the abnormally low recent selling prices of the shares. The Company discussed these matters with the NYSE and decided not to challenge the NYSE's actions. On July 31, 2002, the Company's common stock began trading on Over-The-Counter Bulletin Board under the symbol KMED.

     Bruce M. Ramer resigned as a director of the Company on July 15, 2002 and James A. Wiatt resigned as a director on July 25, 2002, in each case citing demands on their time. James E. Moore resigned as a director on August 6, 2002. Mr. Moore did not give any reasons for his resignation.

                             KEY3MEDIA GROUP, INC.

                                    NOTES TO
     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY
NON-GUARANTORS

     In connection with the Company's $290,000 Notes, the Company's U.S.-based subsidiaries, Key3Media Events, Key3Media Von Events, Inc. and Key3Media BCR Events, Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2001 and June 30, 2002 and for the six and three months ended June 30, 2001 and 2002.

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                                                       ELIMINATIONS
                                                   PARENT                 SUBSIDIARY        AND
                                                  COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                    ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                  --------   ----------   ----------   -------------   ------------
                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.....................  $ 24,953   $   13,682    $ 2,749      $        --     $   41,384
  Accounts receivable, net......................        --       38,510      8,522               --         47,032
  Prepaid events expenses.......................        --        4,183        357               --          4,540
  Deferred income taxes.........................        --        1,402         --               --          1,402
  Other current assets..........................    15,293        1,193      2,062          (15,331)         3,217
                                                  --------   ----------    -------      -----------     ----------
     Total current assets.......................    40,246       58,970     13,690          (15,331)        97,575
  Intercompany receivable.......................   409,183        5,493      7,864         (422,540)            --
  Property and equipment, net...................        --       18,347        465               --         18,812
  Goodwill, net.................................        --      454,719         --               --        454,719
  Other intangibles, net........................        --      472,340      1,290               --        473,630
  Investment in subsidiaries....................   513,088      111,117         --         (624,205)            --
  Other assets..................................    11,839          148        (14)              --         11,973
                                                  --------   ----------    -------      -----------     ----------
     Total assets...............................  $974,356   $1,121,134    $23,295      $(1,062,076)    $1,056,709
                                                  ========   ==========    =======      ===========     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................  $     --   $   17,321    $ 5,017      $        --     $   22,338
  Accrued expenses..............................     2,701       21,128      3,640               --         27,469
  Deferred revenue..............................        --       56,643      6,339               --         62,982
  Other current liabilities.....................        --          712        948               --          1,660
                                                  --------   ----------    -------      -----------     ----------
     Total current liabilities..................     2,701       95,804     15,944               --        114,449
  Intercompany payable..........................        --      417,045      5,498         (422,543)            --
  Deferred income taxes.........................     1,750      101,135         --          (15,328)        87,557
  Long-term obligations (net of current
     maturities)................................   370,000           --         --               --        370,000
Shareholders' equity
  Preferred stock...............................        30           --         --               --             30
  Common stock..................................       681           --         --               --            681
  Additional paid-in-capital....................   587,591      408,541      7,985         (527,643)       476,474
  Retained earnings (deficit)...................    17,414       98,609     (2,047)         (96,562)        17,414
  Accumulated comprehensive loss................        --           --     (4,085)              --         (4,085)
  Deferred compensation.........................    (5,811)          --         --               --         (5,811)
                                                  --------   ----------    -------      -----------     ----------
     Total shareholders' equity.................   599,905      507,150      1,853         (624,205)       484,703
                                                  --------   ----------    -------      -----------     ----------
     Total liabilities & shareholders' equity...  $974,356   $1,121,134    $23,295      $(1,062,076)    $1,056,709
                                                  ========   ==========    =======      ===========     ==========

                             KEY3MEDIA GROUP, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2002

                                                                                     ELIMINATIONS
                                                 PARENT                 SUBSIDIARY        AND
                                                COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                  ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                --------   ----------   ----------   -------------   ------------
                                                                           (UNAUDITED)
                                                                         (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents...................  $    227    $ 14,374     $ 2,046       $      --       $ 16,647
  Accounts receivable, net....................        --      25,829       8,890              --         34,719
  Prepaid events expenses.....................        --       5,016       3,535              --          8,551
  Deferred income taxes.......................        --       1,402          --          (1,402)            --
  Other current assets........................    16,223       9,066       2,203         (24,107)         3,385
                                                --------    --------     -------       ---------       --------
     Total current assets.....................    16,450      55,687      16,674         (25,509)        63,302
  Intercompany receivable.....................   414,923       5,697       8,814        (429,434)            --
  Property and equipment, net.................        --      13,090         567              --         13,657
  Goodwill, net...............................        --     221,013          --              --        221,013
  Other intangibles, net......................        --     267,118       6,091              --        273,209
  Investment in subsidiaries..................   157,619     107,886          --        (265,505)            --
  Other assets................................    10,742         206         171              --         11,119
                                                --------    --------     -------       ---------       --------
     Total assets.............................  $599,734    $670,697     $32,317       $(720,448)      $582,300
                                                ========    ========     =======       =========       ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable............................  $     --    $ 12,500     $ 2,737       $      --       $ 15,237
  Accrued expenses............................     2,186      16,859       2,660              --         21,705
  Deferred revenue............................        --      42,352      15,635              --         57,987
  Other current liabilities...................        --          87       2,060              --          2,147
                                                --------    --------     -------       ---------       --------
     Total current liabilities................     2,186      71,798      23,092              --         97,076
  Intercompany payable........................        --     423,737       5,697        (429,434)            --
  Deferred income taxes.......................        --      25,509          --         (25,509)            --
  Long-term obligations (net of current
     maturities)..............................   370,000          --          --              --        370,000
Shareholders' equity
  Preferred stock.............................        30          --          --              --             30
  Common stock................................       683          --          --              --            683
  Additional paid-in-capital..................   584,130     401,110      12,185        (521,181)       476,244
  Retained earnings (deficit).................  (353,127)   (251,457)     (4,219)        255,676       (353,127)
  Accumulated comprehensive loss..............        --          --      (4,438)             --         (4,438)
  Deferred compensation.......................    (4,168)         --          --              --         (4,168)
                                                --------    --------     -------       ---------       --------
     Total shareholders' equity...............   227,548     149,653       3,528        (265,505)       115,224
                                                --------    --------     -------       ---------       --------
     Total liabilities & shareholders'
       equity.................................  $599,734    $670,697     $32,317       $(720,448)      $582,300
                                                ========    ========     =======       =========       ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                     ELIMINATIONS
                                                 PARENT                 SUBSIDIARY        AND
                                                COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                  ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                --------   ----------   ----------   -------------   ------------
                                                                           (UNAUDITED)
                                                                         (IN THOUSANDS)
Net revenues..................................  $     --    $112,254     $14,204        $(2,785)       $123,673
Operating expenses:
  Cost of production..........................        --      32,732       7,844             --          40,576
  Selling, general and administrative.........       140      49,911       2,615             --          52,666
  Stock based compensation....................     5,224          --          --             --           5,224
  Depreciation and amortization...............        --      18,477         289             --          18,766
                                                --------    --------     -------        -------        --------
                                                   5,364     101,120      10,748             --         117,232
                                                --------    --------     -------        -------        --------
Income (loss) from operations.................    (5,364)     11,134       3,456         (2,785)          6,441
Other income (expenses):
  Interest expense............................   (10,907)    (14,423)         (8)            --         (25,338)
  Interest income.............................       157       2,315           7             --           2,479
  Intercompany activity.......................        --          --      (2,785)         2,785              --
  Other income (expense), net.................        --       6,691         (53)            --           6,638
                                                --------    --------     -------        -------        --------
                                                 (10,750)     (5,417)     (2,839)         2,785         (16,221)
                                                --------    --------     -------        -------        --------
Income (loss) before income taxes and
  extraordinary item..........................   (16,114)      5,717         617             --          (9,780)
Income tax provision (benefit)................    (4,141)      1,469         159             --          (2,513)
Income (loss) before extraordinary item.......   (11,973)      4,248         458             --          (7,267)
                                                --------    --------     -------        -------        --------
Extraordinary loss on retirement of debt,
  net.........................................    (4,268)     (5,041)         --             --          (9,309)
Equity in earnings (loss) in subsidiaries.....      (335)         --          --            335              --
                                                --------    --------     -------        -------        --------
Net income (loss).............................  $(16,576)   $   (793)    $   458        $   335        $(16,576)
                                                ========    ========     =======        =======        ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                    ELIMINATIONS
                                               PARENT                  SUBSIDIARY        AND
                                               COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                ONLY      GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                              ---------   ----------   ----------   -------------   ------------
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)
Net revenues................................  $      --   $  66,882     $ 7,780       $ (1,480)      $  73,182
Operating expenses:
  Cost of production........................         --      23,524       3,912             --          27,436
  Selling, general and
     administrative.........................        668      39,364       4,375            (97)         44,310
  Staff reduction severance
     charges................................         --         840          --             --             840
  Stock based compensation..................        725          --          --             --             725
  Depreciation and amortization.............         --      11,651         279             --          11,930
                                              ---------   ---------     -------       --------       ---------
                                                  1,393      75,379       8,566            (97)         85,241
                                              ---------   ---------     -------       --------       ---------
Loss from operations........................     (1,393)     (8,497)       (786)        (1,383)        (12,059)
Other income (expenses):
  Interest expense..........................    (19,692)        (29)        (59)             4         (19,776)
  Interest income...........................        102         142          74             (4)            314
  Intercompany activity.....................         --          --      (1,383)         1,383              --
  Other income (expense), net...............         --          17        (192)            --            (175)
                                              ---------   ---------     -------       --------       ---------
                                                (19,590)        130      (1,560)         1,383         (19,637)
                                              ---------   ---------     -------       --------       ---------
Loss before income taxes and cumulative
  effect of accounting change...............    (20,983)     (8,367)     (2,346)            --         (31,696)
Income tax benefit..........................     (2,680)     (2,916)       (174)            --          (5,770)
                                              ---------   ---------     -------       --------       ---------
Loss before cumulative effect of accounting
  change....................................    (18,303)     (5,451)     (2,172)            --         (25,926)
Cumulative effect of accounting change......         --    (344,615)         --             --        (344,615)
Equity in earnings (loss) in subsidiaries...   (352,238)         --          --        352,238              --
                                              ---------   ---------     -------       --------       ---------
Net income (loss)...........................  $(370,541)  $(350,066)    $(2,172)      $352,238       $(370,541)
                                              =========   =========     =======       ========       =========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                                                     ELIMINATIONS
                                                 PARENT                 SUBSIDIARY        AND
                                                 COMPANY   SUBSIDIARY      NON-      CONSOLIDATING
                                                  ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                 -------   ----------   ----------   -------------   ------------
                                                                           (UNAUDITED)
                                                                          (IN THOUSANDS)
Net revenues...................................  $    --    $104,495     $13,610       $ (2,449)       $115,656
Operating expenses:
  Cost of production...........................       --      29,841       7,641             --          37,482
  Selling, general and administrative..........       65      26,548       1,376             --          27,989
  Stock based compensation.....................    2,065          --          --             --           2,065
  Depreciation and amortization................       --       9,497         188             --           9,685
                                                 -------    --------     -------       --------        --------
                                                   2,130      65,886       9,205             --          77,221
                                                 -------    --------     -------       --------        --------
Income (loss) from operations..................   (2,130)     38,609       4,405         (2,449)         38,435
Other income (expenses):
  Interest expense.............................   (5,324)     (6,657)         (8)            --         (11,989)
  Interest income..............................       55       1,068          --             --           1,123
  Intercompany activity........................       --          --      (2,449)         2,449              --
  Other income (expense), net..................       --       6,691         (35)            --           6,656
                                                 -------    --------     -------       --------        --------
                                                  (5,269)      1,102      (2,492)         2,449          (4,210)
                                                 -------    --------     -------       --------        --------
Income (loss) before income taxes and
  extraordinary item...........................   (7,399)     39,711       1,913             --          34,225
Income tax provision (benefit).................     (176)     17,526         159             --          17,509
                                                 -------    --------     -------       --------        --------
Income (loss) before extraordinary item........   (7,223)     22,185       1,754             --          16,716
Extraordinary loss on retirement of debt,
  net..........................................   (4,268)     (5,041)         --             --          (9,309)
Equity in earnings (loss) in subsidiaries......   18,898          --          --        (18,898)             --
                                                 -------    --------     -------       --------        --------
Net income (loss)..............................  $ 7,407    $ 17,144     $ 1,754       $(18,898)       $  7,407
                                                 =======    ========     =======       ========        ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                                     ELIMINATIONS
                                                 PARENT                 SUBSIDIARY        AND
                                                COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                  ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                --------   ----------   ----------   -------------   ------------
                                                                           (UNAUDITED)
                                                                         (IN THOUSANDS)
Net revenues..................................  $     --    $36,613      $ 2,836         $(617)        $ 38,832
Operating expenses:
  Cost of production..........................        --      8,078        1,578            --            9,656
  Selling, general and administrative.........       504     19,576        2,167           (51)          22,196
  Staff reduction severance charges...........        --        658           --            --              658
  Stock based compensation....................       572         --           --            --              572
  Depreciation and amortization...............        --      5,890          152            --            6,042
                                                --------    -------      -------         -----         --------
                                                   1,076     34,202        3,897           (51)          39,124
                                                --------    -------      -------         -----         --------
Income (loss) from operations.................    (1,076)     2,411       (1,061)         (566)            (292)
Other income (expenses):
  Interest expense............................   (10,025)        --          (30)           --          (10,055)
  Interest income.............................        43         63           39            --              145
  Intercompany activity.......................        --         --         (566)          566               --
  Other income (expense), net.................        --          9         (134)           --             (125)
                                                --------    -------      -------         -----         --------
                                                  (9,982)        72         (691)          566          (10,035)
                                                --------    -------      -------         -----         --------
Income (loss) before income taxes.............   (11,058)     2,483       (1,752)           --          (10,327)
Income tax provision (benefit)................        --         --           --            --               --
                                                --------    -------      -------         -----         --------
                                                 (11,058)     2,483       (1,752)           --          (10,327)
Equity in earnings (loss) in subsidiaries.....       731         --           --          (731)              --
                                                --------    -------      -------         -----         --------
Net income (loss).............................  $(10,327)   $ 2,483      $(1,752)        $(731)        $(10,327)
                                                ========    =======      =======         =====         ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                           ELIMINATIONS
                                                       PARENT                 SUBSIDIARY        AND
                                                      COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                        ONLY     GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                      --------   ----------   ----------   -------------   ------------
                                                                                 (UNAUDITED)
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)...................................  $(16,576)  $    (793)    $   458         $335          $(16,576)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Extraordinary loss on retirement of debt.......     5,745       6,784          --           --            12,529
     Depreciation and amortization..................        --      18,477         289           --            18,766
     Stock based compensation.......................     5,224          --          --           --             5,224
     Non-cash interest expense......................    10,518         913          --           --            11,431
     Equity in earnings (loss) of subsidiaries......       335          --          --         (335)               --
     Foreign exchange loss..........................        --          66          13           --                79
  Changes in operating assets & liabilities, net of
     effect from acquired businesses:
     Accounts receivable............................        --      19,511       4,775           --            24,286
     Prepaid event expenses.........................        --      (3,194)      1,893           --            (1,301)
     Other current assets...........................     5,864         (70)     (6,203)          --              (409)
     Other assets...................................        --        (579)         74           --              (505)
     Accounts payable...............................        --        (636)      2,456           --             1,820
     Accrued expenses...............................    (4,028)    (23,755)      5,538           --           (22,245)
     Deferred revenue...............................        --       8,835      (8,224)          --               611
     Other liabilities..............................        --     (17,480)      1,279           --           (16,201)
                                                      --------   ---------     -------         ----          --------
       Total adjustments............................    23,658       8,872       1,890         (335)           34,085
                                                      --------   ---------     -------         ----          --------
       Net cash provided by operating activities....     7,082       8,079       2,348           --            17,509
Cash flows from investing activities:
  Purchase of property and equipment................        --      (6,151)       (180)          --            (6,331)
  Net cash received in a business combination.......        --          --       7,728           --             7,728
                                                      --------   ---------     -------         ----          --------
       Net cash provided by (used in) investing
          activities................................        --      (6,151)      7,548           --             1,397
Cash flows from financing activities:
     Net transactions with SOFTBANK, ZDI &
       affiliates excluding non-cash transactions
       with affiliates..............................  (210,974)    212,943      (1,969)          --                --
     Proceeds from the exercise of options to
       purchase common stock........................       290          --          --           --               290
     Repayment of long-term obligations under credit
       facility.....................................        --    (300,000)         --           --          (300,000)
     Retirement of zero coupon senior debentures and
       accreted interest............................   (83,576)         --          --           --           (83,576)
     Proceeds from the issuance of senior
       subordinated notes...........................   300,000          --          --           --           300,000
     Payments of costs associated with the issuance
       of long-term obligations.....................   (12,425)         --          --           --           (12,425)
                                                      --------   ---------     -------         ----          --------
       Net cash used in financing activities........    (6,685)    (87,057)     (1,969)          --           (95,711)
Effects of exchange rate changes on cash............        --          --         (90)          --               (90)
                                                      --------   ---------     -------         ----          --------
Net increase (decrease) in cash and cash
  equivalents.......................................       397     (85,129)      7,837           --           (76,895)
Cash and cash equivalents at beginning of period....     4,777     101,714       3,423           --           109,914
                                                      --------   ---------     -------         ----          --------
Cash and cash equivalents at end of period..........  $  5,174   $  16,585     $11,260         $ --          $ 33,019
                                                      ========   =========     =======         ====          ========

                             KEY3MEDIA GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                           ELIMINATIONS
                                                      PARENT                  SUBSIDIARY        AND
                                                      COMPANY    SUBSIDIARY      NON-      CONSOLIDATING
                                                       ONLY      GUARANTORS   GUARANTORS      ENTRIES      CONSOLIDATED
                                                     ---------   ----------   ----------   -------------   ------------
                                                                                (UNAUDITED)
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
Net loss...........................................  $(370,541)  $(350,066)    $(2,172)      $352,238       $(370,541)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Cumulative effect of accounting change........          -     344,615           -              -         344,615
     Depreciation and amortization.................          -      11,651         279              -          11,930
     Stock based compensation......................        725           -           -              -             725
     Non-cash interest expense.....................      1,097           -           -              -           1,097
     Equity in earnings (loss) of subsidiaries.....    352,238           -           -       (352,238)              -
     Loss on disposal of fixed assets..............          -           -          20              -              20
     Foreign exchange loss.........................          -           -          78              -              78
     Deferred income taxes.........................     (2,680)     (2,916)       (174)             -          (5,770)
  Changes in operating assets & liabilities, net of
     effect from acquired business:
     Accounts receivable...........................          -      12,681         328              -          13,009
     Prepaid event expenses........................          -        (833)     (2,350)             -          (3,183)
     Other current assets..........................          -        (198)        552              -             354
     Other assets..................................          -         (58)       (185)             -            (243)
     Accounts payable..............................          -      (4,308)     (2,795)             -          (7,103)
     Accrued expenses..............................       (515)     (4,269)     (1,264)             -          (6,048)
     Deferred revenue..............................          -     (14,291)      6,406              -          (7,885)
     Other Liabilities.............................          -        (625)        343              -            (282)
                                                     ---------   ---------     -------       --------       ---------
       Total adjustments...........................    350,865     341,449       1,238       (352,238)        341,314
                                                     ---------   ---------     -------       --------       ---------
       Net cash used in operating activities.......    (19,676)     (8,617)       (934)             -         (29,227)
Cash flows from investing activities:
     Net cash received (used) in a business
       combination.................................          -      (3,360)      1,706              -          (1,654)
     Return of purchase price from acquired
       business....................................          -       7,432           -              -           7,432
     Purchase of property and equipment............          -        (411)       (103)             -            (514)
                                                     ---------   ---------     -------       --------       ---------
     Net cash provided by investing activities.....          -       3,661       1,603              -           5,264
Cash flows from financing activities:
     Net transactions with SOFTBANK, ZDI &
       affiliates excluding non-cash transactions
       with affiliates.............................     (4,900)      5,648        (748)             -               -
     Payments associated with the issuance of
       preferred stock.............................       (150)          -           -              -            (150)
                                                     ---------   ---------     -------       --------       ---------
       Net cash provided by (used in) financing
          activities...............................     (5,050)      5,648        (748)             -            (150)
Effects of exchange rate changes on cash...........          -           -        (624)             -            (624)
                                                     ---------   ---------     -------       --------       ---------
Net increase (decrease) in cash and cash
  equivalents......................................    (24,726)        692        (703)             -         (24,737)
Cash and cash equivalents at beginning of period...     24,953      13,682       2,749              -          41,384
                                                     ---------   ---------     -------       --------       ---------
Cash and cash equivalents at end of period.........  $     227   $  14,374     $ 2,046       $      -       $  16,647
                                                     =========   =========     =======       ========       =========

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

RECENT DEVELOPMENTS

     On July 26, 2002, we announced that we are undertaking a strategic review of our operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries. All aspects of our operations are being reviewed, including our cost infrastructure and senior management roles. However, before any changes proposed as a result of the strategic review may be implemented, our board of directors must approve them.

     On July 29, 2002, the New York Stock Exchange (NYSE) suspended the trading of our common stock and the NYSE commenced procedures to delist our shares from the exchange. The NYSE said it was taking this action due to the abnormally low recent selling prices of the shares. We discussed these matters with the NYSE and decided not to challenge the NYSE's actions. On July 31, 2002, our common stock began trading on Over-The-Counter Bulletin Board under the symbol KMED.

     Bruce M. Ramer resigned as a director of the Company on July 15, 2002 and James A. Wiatt resigned as a director on July 25, 2002, in each case citing demands on their time. James E. Moore resigned as a director on August 6, 2002. Mr. Moore did not give any reasons for his resignation.

RESULTS OF OPERATIONS

     Our results for the three and six months ended June 30, 2002 were adversely impacted by the continuing difficulties being experienced in the IT industry and the economy in general. In addition, our results for the three months ended June 30, 2002 and 2001 are not directly comparable because (i) the second quarter of 2001 included the results from three major events that we held in the first quarter of 2002 (our Seybold Seminars New York, COMDEX Chicago and JavaOne events, which we refer to collectively as the "Non-Comparable Events"), (ii) the second quarter of 2001 also included the results from one event that we did not hold until the third quarter of 2002 (our NetWorld+Interop Tokyo event), and
(iii) we made several acquisitions in the third quarter of 2001 and in early 2002, including pulver.com's two major brands, Voice on the Net Conferences and Session Initiation Protocol Summits, significant assets of BCR Enterprises, assets comprising Next Generation Networks and Next Generation Ventures, and ExpoNova (collectively, the "Acquisitions"). The shift in timing of our NetWorld+Interop Tokyo event and the Acquisitions make our results for the six months ended June 30, 2002 and 2001 not directly comparable. Our results for the three and six months ended June 30, 2002 also benefited from the cost reduction and expense control programs that we initiated during the second half of 2001 (collectively, the "Expense Reduction Programs").

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
  2001

     Except as otherwise noted therein, each of the changes discussed below in
(i) our actual results is attributable primarily to the absence of the results from the Non-Comparable Events and NetWorld+Interop Tokyo event in the second quarter of 2002 and a significant decrease in the size and scope of our NetWorld+Interop Las Vegas event in the second quarter of 2002 (which was also held in the second quarter 2001), partially offset by the inclusion in the second quarter of 2002 of the results from the Acquisitions and, with respect to SG&A, the benefits of the Expense Reduction Programs, (ii) our adjusted results after excluding the results from the Non-Comparable Events and NetWorld+Interop Tokyo event from the second quarter of 2001 and the results of the Acquisitions in the second quarter of 2002 (collectively, the "Non-Comparable Results") is attributable primarily to the significant decrease in the size and scope of our NetWorld+Interop Las Vegas event in the second quarter of 2002 as a result of the continuing difficulties in the IT industry and the economy in general and
(iii) our results from the Non-Comparable Events is attributable primarily to the continuing difficulties in the IT industry and the economy in general.

     Our total revenue decreased $76.8 million, or 66.4%, to $38.8 million in the second quarter of 2002 from $115.7 million in the comparable period in 2001. Excluding the Non-Comparable Results, adjusted revenue in 2002 would have been $32.0 million, a decrease of $33.0 million, or 50.8%, from $65.0 million in 2001.

     Revenues from the Non-Comparable Events in 2002 were $22.8 million, down $17.1 million, or 42.8%, from $39.9 million in 2001.

     Exhibitor services revenue decreased by $48.9 million, or 64.4%, to $27.0 million in the second quarter of 2002 from $75.9 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted exhibitor services revenue in the second quarter of 2002 would have been $22.7 million, a decrease of $25.9 million, or 53.2%, from $48.6 million in the comparable period of 2001. The net paid square footage decreased to 309,660 in the second quarter of 2002 from 925,949 in the comparable period of 2001. The average rental rate per square foot paid by exhibitors increased 7.9% to $57.33 in the second quarter of 2002 from $53.12 in the comparable period of 2001. The increase in the average rental rate per square foot paid by exhibitors was due to events held in the second quarter of 2002 from the Acquisitions that had higher average rental rates than our events held in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted net paid square footage would have decreased 59.8% in 2002 to 289,669 from 721,049 in 2001, and adjusted average rental rate per square foot paid by exhibitors would have been $56.32 in 2002, a decrease of 0.7% from $56.70 in 2001.

     Exhibitor services revenue from the Non-Comparable Events decreased by $6.8 million, or 36.2%, to $12.0 million in 2002 from $18.8 million in 2001. The net paid square footage from the Non-Comparable Events decreased to 64,715 in 2002 from 141,177 in the 2001. The average rental rate per square foot paid by exhibitors at the Non-Comparable Events increased 5.0% to $52.34 in 2002 from $49.82 in 2001.

     Conference fees decreased $20.7 million, or 75.0%, to $6.9 million in the second quarter of 2002 from $27.6 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted conference fees in the second quarter of 2002 would have been $4.6 million, a decrease of $3.1 million, or 39.8%, from $7.7 million in the comparable period of 2001. The number of participants at our conferences decreased to 3,860 in the second quarter of 2002 from 17,169 in the comparable period of 2001, and the average revenue per conference participant increased 11.1% to $1,787 in the second quarter of 2002 from $1,609 in the comparable period of 2001. The increase in the average revenue per conference participant was due to events held in the second quarter of 2002 from the Acquisitions that had higher average revenue per conference participant than our events held in the comparable period of 2001. Excluding the Non-Comparable Results, the adjusted number of conference participants decreased to 2,685 in 2002 from 15,058 in 2001, and adjusted average revenue per conference attendee decreased 3.0% to $1,726 in 2002 from $1,780 in 2001.

     Conference fees from the Non-Comparable Events decreased $9.3 million, or 48.8%, to $9.8 million in 2002 from $19.1 million in 2001. The number of participants at our Non-Comparable Event conferences decreased to 6,137 in 2002 from 11,001 in 2001, and the average revenue per conference participant from these events decreased 8.3% to $1,593 in 2002 from $1,736 in 2001.

     Advertising and sponsorship revenues decreased $7.2 million, or 59.5%, to $4.9 million in the second quarter of 2002 from $12.1 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted advertising and sponsorship revenues in 2002 would have been $4.6 million, a decrease of $4.1 or 47.0%, from $8.7 million in 2001.

     Advertising and sponsorship revenues from the Non-Comparable Results decreased $1.0 million, or 47.7%, to $1.0 million in 2002 from $2.0 million in 2001.

     Cost of production decreased $27.8 million, or 74.2%, to $9.7 million in the second quarter of 2002 from $37.5 million in the comparable period of 2001. As a percentage of revenue, cost of production represented 24.9% of revenue in the second quarter of 2002 compared to 32.4% in the same period of 2001. Excluding the Non-Comparable Results, adjusted cost of production would have been $5.9 million in 2002, a decrease of $4.7 million or 44.3%, from $10.6 million in 2001. Adjusted cost of production as a percentage of adjusted revenue would have been 18.6% in the second quarter of 2002 up from 16.4% in the comparable period of 2001. This increase was primarily due to the reduction in higher margin revenue such as management fees and sponsorship revenue in the second quarter of 2002 compared to the same period in 2001.

     Cost of production of the Non-Comparable Events decreased $6.7 million, or 32.5%, to $13.8 million in 2002 from $20.5 million in 2001. As a percentage of revenue, cost of production related to these events represented 60.7% of revenue in 2002 compared to 51.4% in the same period of 2001 due to reductions in higher margin revenue in 2002 compared to 2001.

     Our SG&A expenses decreased $5.8 million, or 20.7%, to $22.2 million in the second quarter of 2002 from $28.0 million in the comparable period of 2001. Our SG&A expenses as a percentage of revenue were 57.2% in the second quarter of 2002 compared to 24.2% in the same period of 2001. The decrease in our SG&A expenses on a dollar basis was primarily due to the effects of the Expense Reduction Programs we initiated during the second half of 2001, which reduced our total employment costs through staff reductions and, to a lesser extent, lower temporary employment costs and travel and entertainment expenses. These reductions were partially off-set by incremental SG&A expenses attributable to the Acquisitions. Excluding the increases of SG&A expenses attributable to the Acquisitions from the second quarter of 2002, our adjusted SG&A expenses would have been $20.2 million in 2002, a decrease of $7.5 million, or 27.3%, from $27.7 million in 2001. As a percentage of adjusted revenue, adjusted SG&A expenses represent 63.1% of revenue in 2002 compared to 42.7% in the same period of 2001. This increase was primarily attributable to reduced revenue contributions from like events in the second quarter of 2002 compared to the same period in 2001.

     We recognized $0.7 million in staff reduction severance charges in the second quarter of 2002 related to severance and termination benefit costs incurred during this period. There were no such costs incurred in the comparable period of 2001.

     Non-cash stock-based compensation decreased $1.5 million to $0.6 million in the second quarter of 2002 from $2.1 million in the comparable period of 2001. The decrease was attributable to the elimination of expense related to the variable options granted in August 2001 to certain of our employees who were previously employed by Ziff-Davis.

     Other income (expense), net increased $5.8 million or 138.4%, to expense of $10.0 million in the second quarter of 2002 from expense of $4.2 million in the comparable period of 2001. The increase was attributable to the inclusion of $6.7 million of income from the GES agreement to settle in the second quarter of 2001, partially off-set by a lower net interest expense that resulted from a lower average interest rate on our primary debt obligations in 2002 than in 2001. In the second quarter of 2002, our average interest rate (including amortization of deferred financing costs) on our primary debt obligations was under 11.0%, while our rate in the second quarter of 2001 was over 15.0%. The higher rate in 2001 was principally due to the amortization of a discount on our Zero Coupon Debentures which we retired in June, 2001.

     As a result of the foregoing, our EBITDA decreased by $49.2 million, or 89.7%, to $5.6 million in the second quarter of 2002 from $54.8 million in the comparable period of 2001. After adjusting to exclude non-cash stock based compensation in both periods and staff reduction severance costs, our adjusted EBITDA would have been $6.9 million in the second quarter of 2002 compared to $56.8 million in the same period of 2001. Excluding the Non-Comparable Results, our adjusted EBITDA would have been $5.8 million in 2002, down $27.5 million from adjusted EBITDA of $33.3 million in 2001.

     Each of our major events was adversely impacted by the continuing difficulties in the IT industry and the economy in general. In addition, the relocation of our Seybold Seminars event to New York in 2002 from Boston in 2001 contributed to reduced operating results for this event in 2002. The combination of these factors resulted in a small operating loss at Seybold Seminars, materially lower operating income at NetWorld+Interop Las Vegas and JavaOne and slightly lower operating income at COMDEX Chicago, in each case in 2002 compared to 2001.

     Depreciation and amortization decreased $3.6 million, or 37.6%, to $6.0 million in the second quarter of 2002 from $9.7 million in the comparable period of 2001. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $3.2 million of amortization expense in the second quarter of 2001 related to goodwill and intangible assets with indefinite useful lives.

     We did not record a benefit for income tax in the second quarter of 2002 resulting from our operating losses. A full valuation allowance has been provided to reduce the value of our deferred tax assets to nil due to the uncertainty of their future realization.

     As a result of the foregoing, we incurred a net loss of $10.3 million in the second quarter of 2002 compared to net income of $7.4 million in the same period of 2001.

  SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

     Except as otherwise noted therein, each of the changes discussed below is attributable primarily to the adverse impact of continuing difficulties in the IT industry and the economy in general on the major events we held during the first six months of 2002 and, to a lesser extent, the absence of the results from our NetWorld+Interop Tokyo event in the second quarter of 2002, partially offset by the inclusion in the second quarter of 2002 of the results from the Acquisitions and, with respect to SG&A, the benefits of the Expense Reduction Programs. The major events we held during the first six months of 2002 were our NetWorld+Interop Las Vegas, Seybold Seminars New York, COMDEX Chicago and JavaOne events (collectively, the "Major Events").

     Our total revenue decreased $50.5 million, or 40.8%, to $73.2 million for the six months ended June 30, 2002 from $123.7 million in the comparable period of 2001. Excluding the results of the NetWorld+Interop Tokyo event from the first six months of 2001 and the results from the Acquisitions from the first six months of 2002 (collectively, the "Six Month Non-Comparable Results"), revenue for the first six months of 2002 would have been $59.9 million, a decrease of $53.0 million, or 46.9%, from $112.9 million in 2001.

     In connection with our Major Events, exhibitor services revenue in 2002 compared to 2001 was lower due to a decrease in the amount of net paid square footage at our NetWorld+Interop Las Vegas, Seybold Seminars New York and COMDEX Chicago events and a decrease in exhibitor related revenue from the JavaOne event. This decrease in the amount of net paid square footage is partially off-set by increases in the rental rate per square foot paid by exhibitors for our Seybold Seminars New York and COMDEX Chicago events. Our conference revenue from the Major Events in 2002 was lower compared to 2001 due to the decreases in the average revenue per conference attendee and number of participants. The revenue from advertising and sponsorship for the Major Events in 2002 was lower compared to 2001 due to fewer sponsors.

     Exhibitor services revenue decreased by $34.1 million, or 42.1%, to $47.0 million for the six months ended June 30, 2002 from $81.2 million in the comparable period of 2001. Excluding the Six Month Non-Comparable Results, adjusted exhibitor revenue for 2002 would have been $37.9 million, a decrease of $34.7 million, or 47.8%, from $72.6 million in 2001. The net paid square footage decreased to 485,283 for the six months ended June 30, 2002 from 968,229 in the comparable period of 2001. This decrease in net paid square footage was primarily due to lower net square footage from our NetWorld+Interop Las Vegas, COMDEX Chicago and Seybold Seminar New York events and the exclusion of the NetWorld+Interop Tokyo event partially off-set by the inclusion of net square footage from the Acquisitions, in each case in the six months ended June 30, 2002. The average rental rate per square foot paid by exhibitors decreased 3.7% to $50.20 for the six months ended June 30, 2002 from $52.11 in the comparable period of 2001. The decrease in the average rental rate per square foot paid by exhibitors was principally due to a lower than average rate for our COMDEX Nordic event acquired through ExpoNova. This event represented approximately 18% of the total net square footage for the six months ended June 30, 2002 and had a rental rate per square foot that was approximately 50% of the average rental rate for this period. Excluding the Six Month Non-Comparable Results, adjusted net paid square footage would have decreased 51.6% in 2002 to 369,302 from 763,329 in 2001, and adjusted average rental rate per square foot paid by exhibitors would have been $54.81 in 2002, a decrease of 0.8% from $55.23 in 2001.

     Conference fees decreased $10.4 million, or 36.3%, to $18.3 for the six months ended June 30, 2002 from $28.7 million in the comparable period of 2001 primarily due to lower conference attendance at the Major Events and the exclusion of the NetWorld+Interop Tokyo event, partially off-set by the inclusion of operating results from the Acquisitions, in each case in the six months ended June 30, 2002. Excluding the Six Month Non-Comparable Results, adjusted conference fees would have been $14.6 million in 2002, a decrease of $13.3 million, or 47.5%, from $27.9 million in 2001. The number of participants at our conferences decreased to 12,331 for the six months ended June 30, 2002 from 18,525 in the comparable period of 2001, and the average revenue per conference participant decreased 4.3% to $1,485 for the six months ended June 30, 2002 from $1,552 in the comparable period of 2001. The decrease in the number of participants was primarily due to lower conference participant attendance at our Major Events and the exclusion of the NetWorld+Interop Tokyo event, partially off-set by the inclusion of participant attendance from the Acquisitions, in each case in the six months ended June 30, 2002. The decrease in the average revenue per conference participant was due to a lower than average revenue per conference participant from our COMDEX Nordic event acquired through ExpoNova. This event represented approximately 12% of the total conference attendance for the six months ended June 30, 2002 and had a revenue per conference participant amount that was approximately 12% of the average revenue per conference participant for this period. Excluding the Six Month Non-Comparable Results, adjusted conference participant attendance would have decreased 44.7% in 2002 to 9,079 from 16,414 in 2001, and adjusted average revenue per conference participant would have been $1,614 in 2002, a decrease of 5.1% from $1,701 in 2001.

     Advertising and sponsorship revenues decreased $5.9 million, or 43.1%, to $7.8 million for the six months ended June 30, 2002 from $13.7 million in the comparable period of 2001 primarily due to lower advertising and sponsorship revenues from our Major Events and the exclusion of the NetWorld+Interop Tokyo event, partially off-set by the inclusion of operating results from the Acquisitions, in each case in the six months ended June 30, 2002. Excluding the Six Month Non-Comparable Results, adjusted advertising and sponsorship revenues for 2002 would have been $7.3 million, a decrease of $5.0 million or 40.8%, from $12.3 million in 2001.

     Cost of production decreased $13.1 million, or 32.4%, to $27.4 million for the six months ended June 30, 2002 from $40.6 million in the comparable period of 2001. As a percentage of revenue, cost of production represented 37.5% of revenue for the six months ended June 30, 2002 compared to 32.8% in the same period of 2001. The aggregate dollar decrease in the cost of production was primarily due to the exclusion of the NetWorld+Interop Tokyo event, partially offset by the inclusion of operating results from the Acquisitions, in each case in the six months ended June 30, 2002. Excluding the Six Month Non-Comparable Results, adjusted cost of production would have been $20.0 million in 2002, a decrease of $14.3 million or 41.7%, from $34.3 million in 2001. Adjusted cost of production as a percentage of adjusted revenue would have been 33.4% for the six months ended June 30, 2002 up from 30.4% in the comparable period of 2001. This increase was primarily due to additional higher margin revenue such as management fees and sponsorship revenue for the six months ended June 30, 2001 compared to the same period in 2002.

     Our SG&A expenses decreased $8.4 million, or 15.9%, to $44.3 million for the six months ended June 30, 2002 from $52.7 million in the comparable period of 2001. Our SG&A expenses as a percentage of revenue were 60.5% for the six months ended June 30, 2002 compared to 42.6% in the same period of 2001. The decrease in our SG&A expenses on a dollar basis was primarily due to the effects of the Expense Reduction Programs we that we initiated during the second half of 2001. These reductions were partially off-set by incremental SG&A expenses attributable to the Acquisitions. Excluding the increases of SG&A expenses attributable to the Acquisitions from the six months ended June 30, 2002 and 2001, our adjusted SG&A expenses would have been $40.3 million in 2002, a decrease of $12.1 million, or 23.1%, from $52.4 million in 2001. As a percentage of adjusted revenue, adjusted SG&A expenses represent 67.3% of revenue in 2002 compared to 46.4% in the same period of 2001. This increase was primarily attributable to reduced revenue contributions from like events in the second quarter of 2002 compared to the same period in 2001.

     We recognized $0.8 million in staff reduction severance charges for the six months ended June 30, 2002 related to severance and termination benefit costs incurred during this period. There were no such costs incurred in the comparable period of 2001.

     Non-cash stock-based compensation decreased $4.5 million to $0.7 million for the six months ended June 30, 2002 from $5.2 million in the comparable period of 2001. The decrease was attributable to the elimination of expense related to the variable options granted in August 2001 to certain of our employees who were previously employed by Ziff-Davis.

     Other income (expense), net increased $3.4 million or 21.1%, to an expense of $19.6 million for the six months ended June 30, 2002 from an expense of $16.2 million in the comparable period of 2001. This increase was attributable to $6.7 million of income from the GES agreement to settle in the first six months of 2001, partially offset by an lower net interest expense that resulted from a lower average interest rate on our primary debt obligations in 2002 than in 2001. For the six months ended June 30, 2002, our average interest rate (including amortization of deferred financing costs) on our primary debt obligations was under 11.0%, while our rate for the comparable period of 2001 was over 15.0%. The higher rate in 2001 was principally due to the amortization of a discount on our Zero Coupon Debentures that we retired in June 2001.

     As a result of the foregoing, our EBITDA for the six months ended June 30, 2002 was a loss of $0.3 million, down from $31.8 million in the comparable period of 2001. After adjusting to exclude non-cash stock based compensation in both periods and staff reduction severance costs, our adjusted EBITDA would have been $1.3 million for the six months ended June 30, 2002 compared to $37.1 million in the comparable period of 2001. After excluding the Six Month Non-Comparable Results, our adjusted EBITDA would have been a loss of $0.5 million in 2002, down $33.4 million from our adjusted EBITDA of $32.9 million in 2001.

     Depreciation and amortization decreased $6.8 million, or 36.4%, to $11.9 million for the six months ended June 30, 2002 from $18.8 million in the comparable period of 2001. This decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $6.4 million of amortization expense for the six months ended June 30, 2001 related to goodwill and intangible assets with indefinite useful lives.

     The benefit for income tax increased $3.3 million, or 129.6%, to a benefit for income tax of $5.8 million for the six months ended June 30, 2002 from a benefit of $2.5 million in the comparable period in 2001. This increase is primarily the result of our recording a larger loss before income tax, extraordinary items and the cumulative effect of accounting change in the first six months of 2002 as compared to the same period of 2001. As a percentage of loss before income taxes, extraordinary items and the cumulative effect of accounting change, this balance represents 18.2% for the six months ended June 30, 2002 compared to 25.7% in the same period of 2001. No benefit in excess of the $5.8 million was recorded for the six months ended June 30, 2002 as we have provided a full valuation allowance against our deferred tax assets.

     In connection with the adoption of SFAS No. 142, we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million. This amount represents the difference between the fair value and carrying value of goodwill and other intangibles related to the COMDEX reporting unit as of January 1, 2002.

     As a result of the foregoing, we incurred a net loss of $370.5 million for the six months ended June 30, 2002 compared to net loss of $16.6 million in the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2002, our balance of cash and cash equivalents was $16.6 million and we had a working capital deficit of $33.8 million compared to cash and cash equivalents of $33.0 million and working capital deficit of $51.3 million in the comparable period of 2001. This decrease in cash and cash equivalents was principally due to the cash portion of our net loss and a reduction in net working capital, partially offset by purchase price escrow amounts relating to the Acquisitions that were returned to us, in each case during the six months ended June 30, 2002.

     During the six month period ended June 30, 2002, we met our liquidity needs principally through cash on hand. Net cash used in operating activities was $29.2 million in this six month period, compared to net cash provided by operating activities of $17.5 million in the same period of 2001. This decrease is primarily attributable to the cash portion of our net loss and a reduction in net working capital.

     Net cash provided by investing activities was $5.3 million in the six months ended June 30, 2002, compared to $1.4 million in the same period in 2001. The activity for 2002 included $7.4 million of purchase price escrow amounts relating to the Acquisitions returned to us, partially offset by $1.7 million used to acquire a business and $0.5 million used to purchase property and equipment. The activity for 2001 included $7.7 million received in a business combination, partially offset by $6.3 million used to purchase property and equipment.

     Net cash used in financing activities was $0.2 million in the six months ended June 30, 2002, compared to $95.7 million used in the same period of 2001. The activity for 2002 related to payments associated with issuance of preferred stock in the fourth quarter of 2001, while the activity in 2001 related to the refinancing of indebtedness.

     We anticipate that our capital expenditures for 2002 will total approximately $2.0 million, principally related to ongoing infrastructure initiatives, and replacement and upgrades of property and equipment.

     In order to remain in compliance with our senior bank revolving credit facility, among other things, we must generate sufficient EBITDA from our events so that we maintain at the end of each quarterly period the following required pro forma EBITDA: $5.6 million for June 30, 2002; $1.0 million for September 30, 2002; $34.0 million for December 31, 2002; and a loss of $16.0 million for March 31, 2003.

     So far in 2002, we have held four of our major events, Seybold Seminars in New York, COMDEX Chicago, JavaOne, and NetWorld+Interop Las Vegas. Each of these events was adversely impacted by the continuing difficulties in the IT industry and the economy in general. In addition, the relocation of our Seybold Seminars event to New York in 2002 from Boston in 2001 contributed to reduced operating results for this event in 2002. The combination of these factors resulted in a small operating loss at Seybold Seminars, materially lower operating income at NetWorld+Interop Las Vegas and JavaOne and slightly lower operating income at COMDEX Chicago, in each case in 2002 compared to 2001.

     We were in compliance with the financial covenants included in our borrowing agreements as of June 30, 2002; however because of the continuing difficult operating environment, it is likely that we will not be in compliance with these financial covenants at the end of our third and fourth quarters of 2002. We are currently discussing this possibility with our bank lenders.

     If we fail to comply with the financial covenants in our senior bank revolving credit facility and are unable to successfully modify and amend those financial covenants or are unsuccessful in obtaining waivers with respect to our noncompliance, our lenders have the option to require us to immediately repay all our borrowings under the facility. We do not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under our senior bank credit facility or failure to pay interest on our senior subordinated notes would be an event of default in respect of our senior subordinated notes and could result in the acceleration of the maturity of those notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). We do not currently have sufficient funds to repay our senior subordinated notes in full.

     Following is a summary of our contractual obligations as of June 30, 2002 (in millions):

                                        SIX MONTHS
                                          ENDING       YEAR ENDING DECEMBER 31,
                                       DECEMBER 31,   --------------------------
                                           2002       2003   2004    2005   2006   THEREAFTER   TOTAL
                                       ------------   ----   -----   ----   ----   ----------   ------
Long-term debt.......................      $ --       $ --   $80.0   $ --   $ --     $290.0     $370.0
Operating leases.....................       4.4        6.6     6.4    6.4    5.6       10.2       39.6
                                           ----       ----   -----   ----   ----     ------     ------
Total contractual cash obligations...      $4.4       $6.6   $86.4   $6.4   $5.6     $300.2     $409.6
                                           ====       ====   =====   ====   ====     ======     ======

     At June 30, 2002, we have $20.0 million available under our senior bank credit facility before considering the $1.8 million letter of credit outstanding.

     In connection with the acquisition of businesses during 2001 and in January 2002, a portion of the purchase price in each transaction was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of June 30, 2002, the following table lists the amounts currently held in escrow:

NGN Assets.................................................  $ 8,831
Pulver Assets..............................................   12,200
ExpoNova...................................................      344
                                                             -------
                                                             $21,375
                                                             =======

     Based upon current and anticipated levels of operations and assuming no acceleration of our debt obligations, management believes that our cash on hand and cash flow from operations combined with borrowings available under our senior bank credit facility will be sufficient to enable us to meet our non-interest cash operating requirements, including venue rental payments and capital expenditures for the next 12 months. We will, however, be subject to general economic conditions and financial, business and other factors, including factors beyond our control, and we could experience difficulties in meeting our cash operating and debt requirements by the end of this year if conditions in the IT industry deteriorate further.

SEASONALITY

     Our revenue is highly seasonal, but our cash flows are generally more likely to occur throughout the year with some seasonal variance. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (NetWorld+Interop Las Vegas) and the fourth quarter (COMDEX/Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in one year may be held in a different quarter in other years.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in
Note 1 "Basis of Presentation" of the Consolidated Financial Statements (unaudited) included elsewhere in this Form 10-Q, and Note 2 "Summary of Significant Accounting Polices" of the Consolidated Financial

Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 are also important to an understanding of our financial statements.

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

     We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets," beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, we ceased amortization of all goodwill, which was our only intangible asset with an indefinite useful life, on January 1, 2002, and will continue to amortize our intangible assets with finite useful lives, consisting primarily of trade names and advertiser and exhibitor lists, over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142, along with continuing difficulties being experienced in the IT industry and declining operating results, we recorded a non-cash charge of $344.6 million, net of tax benefit of $80.4 million, to reduce the carrying value of the COMDEX reporting unit to its estimated fair value. We utilized a combination of discounted cash flow methodology and relative market measures that involve judgment and estimation to determine fair value. At June 30, 2002, we have a net intangible asset balance of $494.2 million and a net property and equipment balance of $13.7 million. For additional information regarding long-lived assets, see Note 7, "Goodwill and Other Intangible Assets -- Adoption of Statement No. 142" included in the Consolidated Financial Statements (unaudited) appearing elsewhere in this Form 10-Q.

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

     Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc., on the one hand, and the Venetian Casino Resort, LLC and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to COMDEX/Fall 2000 and over $2.0 million arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortuous interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. A jury trial is scheduled for October 22, 2002. Discovery is ongoing.

     On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc. and E.J. Krause & Associates, Inc. (collectively, "Krause Argentina"), with respect to Krause Argentina's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause Argentina answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $451,983 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause Argentina. On or about March 27, 2002, counsel for Krause Argentina requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10.5 million and punitive damages of $10.0 million. On or about April 12, 2002, Krause Argentina and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortuous interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10.5 million and punitive damages of $10.0 million.

     On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause Mexico"), with respect to Krause Mexico's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10.0 million, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause Mexico filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events subsequently filed a motion for reconsideration which was later denied. On or about July 23, 2002 Krause Mexico filed its answer and counterclaim to the complaint. The counterclaim includes causes of action for breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage, and seeks compensatory damages of not less than $10.7 million, punitive damages of $10.0 million and reasonable attorney's fees and costs, and demands a trial by jury.

     On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued us for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of our event cancellation policy with CIC covering its 2001 COMDEX/Fall event.

     On July 31, 2002, we sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of our event cancellation policy with CIC covering its 2001 NetWorld+Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9.1 million and $52.4 million with respect to the 2001 NetWorld+Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to our insurance claim for losses incurred in connection with these two trade shows as a result of the events of September 11, 2001.

     In connection with its spin-off from ZDI, our subsidiaries and we have received an indemnification from ZDI against all liabilities not related to our businesses, including the class actions and derivative litigation filed against ZDI discussed in our Registration Statement on Form S-1 (No.333-36828).

     We and our subsidiaries are subject to various other claims and legal proceedings arising in the normal course of business. Our management believes that the ultimate liability, if any, in the aggregate will not be material to our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 15, 2002, we held our Annual Meeting of Shareholders at which shareholders voted upon (i) the election of four directors to our Board of Directors for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as our independent auditors for the 2002 fiscal year.

     Our shareholders elected the four nominees to three-year terms as members of our Board of Directors. Our shareholders also approved ratification of the appointment of Ernst & Young LLP as our independent auditors for the 2002 fiscal year. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

     1.  Election of Directors

                                                       AGAINST/                   BROKER
                                             FOR       WITHHELD    ABSTENTIONS   NON-VOTES
                                          ----------   ---------   -----------   ---------
Edward A. Bennett.......................  79,234,782      58,504        0            0
John A. Pritzker........................  79,234,207      59,079        0            0
Bruce M. Ramer..........................  78,044,295   1,248,991        0            0
Michael B. Solomon......................  79,221,287      71,999        0            0

     2.  Ratification of Independent Auditors

                             AGAINST/
         FOR                 WITHHELD             ABSTENTIONS        BROKER NON-VOTES
---------------------   -------------------   -------------------   -------------------
     79,247,634               34,959                10,693                   0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     On June 28, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) announcing an amendment to Key3Media's senior credit facility.

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

Date: August 14, 2002