Form 10-Q
period 2002-09-30
KEY3MEDIA GROUP INC
filed 2002-11-14
CIK 1113674

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]


         As of November 8, 2002, there were 68,531,919 shares of the Registrant's voting common stock, par value $0.01 per share, outstanding.

                              KEY3MEDIA GROUP, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------


PART I         FINANCIAL INFORMATION


   Item 1.     Financial Statements........................................5

               Condensed Consolidated Balance Sheets as of
                    December 31, 2001 and September 30, 2002 (Unaudited)...5
               Condensed Consolidated Statements Of Operations for the
                   Three and Nine Months Ended September 30, 2001
                   and 2002 (Unaudited)....................................6
               Condensed Consolidated Statements Of Cash Flows for the
                   Nine Months Ended September 30, 2001 and 2002
                   (Unaudited).............................................7
               Condensed Consolidated Statement Of Changes In
                   Shareholders' Equity (Deficit) And Comprehensive
                   Loss for the Nine Months Ended September 30, 2002
                   (Unaudited).............................................8
               Notes To Condensed Consolidated Financial Statements
                   (Unaudited).............................................9

   Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................34


   Item 3.     Quantitative and Qualitative Disclosures about
                   Market Risk............................................48


   Item 4.     Controls and Procedures....................................48



PART II        OTHER INFORMATION


   Item 1.     Legal Proceedings..........................................49


   Item 6.     Exhibits and Reports on Form 8-K...........................52

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

         Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. In addition, the IT industry has experienced a significant downturn since the spring of 2001 and terrorist attacks on September 11, 2001 have adversely affected the economy generally and decreased air travel in particular. These developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on its businesses, results of operations or financial condition. As described in more detail in Item 2 of Part I of this Quarterly Report, Key3Media has undertaken a strategic review of its operations and cost structure and its board of directors has concluded that it cannot continue to operate its businesses in the near term under its current capital structure and that it would be in the best long-term interests of the holders of Key3Media's shares and debt obligations to explore a possible restructuring (with or without additional capital), sale, business combination and/or other reorganization transaction which, if consummated could result in a change of control of Key3Media. Therefore, Key3Media intends to commence a structured process to explore these alternatives. As part of, or after, this process, Key3Media might make a filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, the sections entitled "Item 1. Business - Certain Factors That May Affect our Businesses" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report of Form 10-K for the year ended December 31, 2001 filed by Key3Media with the SEC contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Key3Media's forward-looking statements and, such statements and discussions, as well as others in any of Key3Media's other SEC filings, are incorporated herein by reference.


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

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                      2001               2002
                                                                   ------------      -------------
                                                                                      (UNAUDITED)
                                                                          (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents ................................    $    41,384       $    18,550
     Accounts receivable, net .................................         47,032            28,349
     Prepaid event expenses ...................................          4,540             7,969
     Deferred income taxes ....................................          1,402                --
     Prepaid insurance ........................................            494             5,324
     Other current assets .....................................          2,723             4,018
                                                                   -----------       -----------
         Total current assets .................................         97,575            64,210
Property and equipment, net ...................................         18,812            12,210
Goodwill, net .................................................        454,719            14,453
Other intangibles, net ........................................        473,630           166,974
Deferred financing costs and other assets .....................         11,973            10,222
                                                                   -----------       -----------
         Total assets .........................................    $ 1,056,709       $   268,069
                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable .........................................    $    22,338       $    17,764
     Accrued expenses .........................................         27,469            28,945
     Deferred revenue .........................................         62,982            49,353
     Other current liabilities ................................          1,660             1,812
                                                                   -----------       -----------
         Total current liabilities ............................        114,449            97,874
Deferred income taxes .........................................         87,557                --
Long-term obligations (net of current maturities) .............        370,000           370,000
Commitments and contingencies
Shareholders' equity (deficit):
     Preferred stock ..........................................             30                29
     Common stock .............................................            681               685
     Additional paid-in capital ...............................        476,474           476,285
     Retained earnings (deficit) ..............................         17,414          (668,953)
     Accumulated comprehensive loss ...........................         (4,085)           (4,356)
     Deferred compensation ....................................         (5,811)           (3,495)
                                                                   -----------       -----------
         Total shareholders' equity (deficit) .................        484,703          (199,805)
                                                                   -----------       -----------
         Total liabilities and shareholders' equity (deficit)..    $ 1,056,709       $   268,069
                                                                   ===========       ===========




                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      --------------------------    -------------------------
                                                                         2001           2002           2001           2002
                                                                       ---------      ---------      ---------      ---------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues:
     Services ......................................................   $  51,483      $  36,820      $ 175,156      $ 110,002
     Proceeds from insurance claim .................................        --            1,562           --            1,562
                                                                       ---------      ---------      ---------      ---------
                                                                          51,483         38,382        175,156        111,564
Operating expenses:
     Cost of production ............................................      17,842         14,385         58,418         41,821
     Selling, general and administrative ...........................      26,131         21,786         78,797         66,096
     Staff reduction severance charges .............................         308            744            308          1,584
     Reduction of goodwill and other intangibles ...................        --          300,000           --          300,000
     Stock based compensation ......................................      (7,040)           553         (1,816)         1,278
     Depreciation and amortization .................................      10,406          4,468         29,172         16,398
                                                                       ---------      ---------      ---------      ---------
                                                                          47,647        341,936        164,879        427,177
                                                                       ---------      ---------      ---------      ---------

Income (loss) from operations ......................................       3,836       (303,554)        10,277       (315,613)
                                                                       ---------      ---------      ---------      ---------

Other income (expenses):
     Interest expense ..............................................      (9,780)       (10,075)       (35,118)       (29,851)
     Interest income ...............................................         257             28          2,736            342
     Other income (expense), net ...................................         (96)          (205)         6,542           (380)
                                                                       ---------      ---------      ---------      ---------
                                                                          (9,619)       (10,252)       (25,840)       (29,889)
                                                                       ---------      ---------      ---------      ---------
Loss before income taxes, extraordinary item and cumulative
     effect of accounting change ...................................      (5,783)      (313,806)       (15,563)      (345,502)
Income tax provision (benefit) .....................................      (2,132)         1,858         (4,645)        (3,912)
                                                                       ---------      ---------      ---------      ---------

Loss before extraordinary item and cumulative effect of
     accounting change .............................................      (3,651)      (315,664)       (10,918)      (341,590)
 Extraordinary loss on retirement of debt
     (net of tax benefit of $3,220) ................................        --             --           (9,309)          --

Cumulative effect of accounting change, net of tax - Note 7 ........        --             --             --         (344,615)
                                                                       ---------      ---------      ---------      ---------
         Net loss ..................................................   $  (3,651)     $(315,664)     $ (20,227)     $(686,205)
                                                                       =========      =========      =========      =========

Net loss attributable to common shareholders:
Net loss ...........................................................   $  (3,651)     $(315,664)     $ (20,227)     $(686,205)

Accretion on convertible preferred stock ...........................        --           (1,042)          --           (3,123)
                                                                       ---------      ---------      ---------      ---------
     Net loss attributable to common shareholders ..................   $  (3,651)     $(316,706)     $ (20,227)     $(689,328)
                                                                       =========      =========      =========      =========

Net loss per common share - Basic and Diluted:
     Before extraordinary item and cumulative effect of
         accounting change (after accretion on preferred stock) ....   $   (0.05)     $   (4.62)     $   (0.16)     $   (5.04)
     Extraordinary loss on retirement of debt ......................        --             --            (0.14)          --

     Cumulative effect of accounting change ........................        --             --             --            (5.04)
                                                                       ---------      ---------      ---------      ---------
         Net loss per common share .................................   $   (0.05)     $   (4.62)     $   (0.30)     $  (10.08)
                                                                       =========      =========      =========      =========

Shares used in computing basic and diluted net loss per common
     share .........................................................      68,054         68,529         66,375         68,358




                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                  -------------------------
                                                                                    2001            2002
                                                                                  ---------       ---------
                                                                                        (UNAUDITED)
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
    Net loss .................................................................    $ (20,227)      $(686,205)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Extraordinary loss on retirement of debt, net ........................       12,529            --
        Cumulative effect of accounting change ...............................         --           344,615
        Reduction of goodwill and other intangibles ..........................         --           300,000
        Depreciation and amortization ........................................       29,172          16,398
        Stock based compensation .............................................       (1,816)          1,278
        Non-cash interest expense ............................................       11,848           1,692
        Loss on disposal of property and equipment ...........................         --                20
        Foreign exchange loss ................................................          191              32
        Deferred income taxes ................................................        1,593          (5,770)
    Changes in operating assets and liabilities, net of effect from acquired businesses:
        Accounts receivable ..................................................       44,775          19,379
        Prepaid event expenses ...............................................         (901)         (2,601)
        Other current assets .................................................          265          (5,603)
        Other assets .........................................................            6              59
        Accounts payable .....................................................        4,326          (4,576)
        Accrued expenses .....................................................      (16,502)          1,192
        Deferred revenue .....................................................      (25,533)        (16,519)
        Other liabilities ....................................................      (16,922)           (617)
                                                                                  ---------       ---------
           Total adjustments .................................................       43,031         648,979
                                                                                  ---------       ---------
           Net cash provided by (used in) operating activities ...............       22,804         (37,226)
                                                                                  ---------       ---------
Cash flows from investing activities:
    Return of purchase price from acquired businesses ........................           --          17,432
    Acquisition of businesses, net of cash acquired ..........................     (106,242)         (1,865)
    Purchase of property and equipment .......................................      (12,108)           (546)
                                                                                  ---------       ---------
           Net cash provided by (used in) investing activities ...............     (118,350)         15,021
                                                                                  ---------       ---------
Cash flows from financing activities:
    Proceeds from the exercise of options to purchase common stock ...........          693              --
    Repayment of long-term obligations under credit facility .................     (300,000)             --
    Retirement of zero coupon senior debentures and accreted interest ........      (83,576)             --
    Proceeds from issuance of senior subordinated notes ......................      300,000              --
    Borrowings under revolving credit facility ...............................      110,000              --
    Payments of costs associated with the issuance of long-term obligations ..      (12,975)             --
    Payments associated with the issuance of preferred stock .................           --            (150)
                                                                                  ---------       ---------
           Net cash provided by (used in) financing activities ...............       14,142            (150)
                                                                                  ---------       ---------
Effects of exchange rate changes on cash .....................................         (522)           (479)
                                                                                  ---------       ---------
Net decrease in cash and cash equivalents ....................................      (81,926)        (22,834)

Cash and cash equivalents at beginning of period .............................      109,914          41,384
                                                                                  ---------       ---------
Cash and cash equivalents at end of period ...................................    $  27,988       $  18,550
                                                                                  =========       =========
Supplemental cash flow disclosures:
    Interest paid ............................................................    $  22,618       $  19,350
    Income taxes paid ........................................................    $     763       $     149
Non-cash financing activities:
    Additional paid-in capital resulting from stock issuance in connection
        with a business acquired .............................................    $     397       $      --
    Conversion of preferred stock to common stock ............................    $      --       $     163





                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                     ADDITIONAL    RETAINED  ACCUMULATED        TOTAL
                                  PREFERRED  COMMON   PAID-IN      EARNINGS  COMPREHENSIVE  COMPREHENSIVE   DEFERRED
                                    STOCK    STOCK    CAPITAL      (DEFICIT) INCOME (LOSS)  INCOME (LOSS) COMPENSATION     TOTAL
                                  ---------  ------  ----------    --------- -------------  ------------- ------------   ---------
                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS)

Balance at December 31, 2001 .....  $ 30     $681    $ 476,474     $  17,414     $(4,085)                  $  (5,811)    $ 484,703
Offering costs related to
   preferred stock issuance in
   December 2001 .................   --       --          (150)         --          --                          --            (150)
Conversion of preferred stock to
   common stock ..................    (1)       2          161          (162)       --                          --            --
Forfeiture of stock options ......   --       --          (349)         --          --                           349          --
Adjustment in fair value of
   options requiring variable
   accounting ....................   --       --          (689)         --          --                           689          --
Amortization of deferred
   compensation ..................   --       --          --            --          --                         1,278         1,278
Issuance of common stock to
   acquire a business ............   --         2          838          --          --                          --             840
Foreign currency translation
   adjustment ....................   --       --          --            --          (271)    $    (271)         --            (271)
Net loss .........................   --       --          --        (686,205)       --        (686,205)         --        (686,205)
                                    ----     ----    ---------     ---------     -------     ---------     ---------     ---------

Balance at September 30, 2002 ....  $ 29     $685    $ 476,285     $(668,953)    $(4,356)    $(686,476)    $  (3,495)    $(199,805)
                                    ====     ====    =========     =========     =======     =========     =========     =========







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

         The Company is a leading producer of business-to-business events for the information technology industry, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe and Japan.

         Certain reclassifications have been made to prior period amounts to conform to current period presentation.

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might occur as a result of the process described in Note 5.

2.       RECENT ACCOUNTING PRONOUNCEMENT

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No.17, "Intangible Assets." The Company adopted SFAS No.142 beginning with the first quarter of 2002. See Note 7 for further discussion on the Company's adoption of SFAS No.142.

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

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




provides, among other things, more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as "held for sale." The Company's adoption of the provisions of SFAS No. 144 on January 1, 2002 did not effect its financial position or results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No.145 will require, among other things, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. At such time, the Company will reclassify the extraordinary loss on extinguishments of debt to continuing operations for prior periods. With regards to the other provisions of SFAS No. 145, the Company has adopted them and such adoption did not effect its financial position or results of operations.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred while EITF No. 94-3 requires that the liability be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 15, 2002, with early application encouraged. The Company adopted SFAS No. 146 in the second quarter of 2002.

3.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         Basic earnings per share are calculated using the weighted average of the number of common shares outstanding.

         Diluted earnings per share are calculated using the weighted average of the number of common shares outstanding plus the dilutive effect of stock options, warrants and preferred stock, calculated using the treasury method. These dilutive securities were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         A summary of the shares used to compute earnings per common share is as follows:

                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          -------------------------       -------------------------
                                                            2001            2002            2001            2002
                                                          ---------       ---------       ---------       ---------

Net loss .............................................    $  (3,651)      $(315,664)      $ (20,227)      $(686,205)
Accretion on convertible preferred stock .............         --            (1,042)           --            (3,123)
                                                          ---------       ---------       ---------       ---------

Net loss attributable to common shareholders .........    $  (3,651)      $(316,706)      $ (20,227)      $(689,328)
                                                          ---------       ---------       ---------       ---------
Weighted average common shares .......................       68,054          68,529          66,375          68,358
                                                          ---------       ---------       ---------       ---------
Denominator for basic calculation ....................       68,054          68,529          66,375          68,358
                                                          ---------       ---------       ---------       ---------
Net loss per common share - basic ....................    $   (0.05)      $   (4.62)      $   (0.30)      $  (10.08)
                                                          =========       =========       =========       =========

Weighted average effect of anti-dilutive securities:
   Warrants ..........................................         --              --              --              --
   Stock options .....................................         --              --              --              --
   Preferred stock ...................................         --              --              --              --
                                                          ---------       ---------       ---------       ---------
Total weighted average effect of anti-dilutive
   securities ........................................         --              --              --              --
                                                          ---------       ---------       ---------       ---------
Denominator for diluted calculation ..................       68,054          68,529          66,375          68,358
                                                          ---------       ---------       ---------       ---------
Net loss per common share - diluted ..................    $   (0.05)      $   (4.62)      $   (0.30)      $  (10.08)
                                                          =========       =========       =========       =========


4.       COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                               FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                             -------------------------       -------------------------
                                               2001            2002            2001            2002
                                             ---------       ---------       ---------       ---------

Net loss ................................    $  (3,651)      $(315,664)      $ (20,227)      $(686,205)
Other comprehensive adjustment:

Foreign currency translation adjustment .         (166)             82            (296)           (271)
                                             ---------       ---------       ---------       ---------
Total comprehensive loss ................    $  (3,817)      $(315,582)      $ (20,523)      $(686,476)
                                             =========       =========       =========       =========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





5.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                     2001             2002
                                                  ------------    -------------

Borrowings under revolving credit facility .....    $ 80,000        $ 80,000
11.25%, senior subordinated notes ..............     290,000         290,000
                                                    --------        --------
                                                     370,000         370,000
Less current maturities ........................        --              --
                                                    --------        --------
Total ..........................................    $370,000        $370,000
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

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



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

         On June 26, 2002, the Company further amended its Amended and Restated Credit Facility. This amendment modifies the existing financial covenants until April 1, 2003, including replacing the fixed charge coverage ratio with minimum quarterly EBITDA requirements through March 31, 2003, and limits total senior debt to $100,000 and total debt to

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





$390,000. In addition, the margin percentage that the Company must pay on its loans under the Amended and Restated Credit Facility changed to a range of 1.00% to 4.00% from the prior range of 1.00% to 3.25%, depending on which rate the Company chooses as its base ratio and the ratio of its total debt to EBITDA, as defined.

         The Company was in compliance with the financial covenants included in its Amended and Restated Credit Facility as of September 30, 2002; primarily due to the inclusion in operating income of insurance proceeds for claims arising from losses incurred as a result of the events of September 11, 2001, the reversal of $1,755 of accruals recorded in 2001 for production costs at the COMDEX/Fall 2001 tradeshow which were in excess of the production costs actually incurred at that tradeshow and, to a lesser extent, continuing benefits from the cost reduction and expense control programs initiated during the second half of 2001. However, because of the continuing difficulties being experienced in the industries the Company serves, it is likely the Company will not be in compliance with these financial covenants for the quarter ended December 31, 2002. The Company is currently negotiating with its lenders to obtain waivers of certain non-financial technical covenant defaults that currently exist and other modifications to the Amended and Restated Credit Facility. In addition, there is substantial risk that the Company will be unable to pay the interest payment on its Notes due on December 16, 2002, and it is in the early stages of discussing this development with some of the larger holders of the Notes.

         If the Company becomes noncompliant with its financial covenants in its Amended and Restated Credit Facility and is unable to successfully modify and amend those financial covenants or is unsuccessful in obtaining waivers with respect to its noncompliance, the Company's lenders have the option to require the Company to immediately repay all of its borrowings under the Amended and Restated Credit Facility. The Company does not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under the Company's Amended and Restated Credit Facility or failure to pay any scheduled interest payments on its Notes would be an event of default in respect of its Notes and could result in the acceleration of the maturity of those Notes (although the subordination provisions of the Notes would require the prior payment of the bank borrowings). The Company does not currently have sufficient funds to repay its Notes in full.

         At September 30, 2002, the Company had $18,231 of unused borrowings under its Amended and Restated Credit Facility, after considering a $1,769 letter of credit issued in connection with a facility lease agreement.

6.       BUSINESS COMBINATIONS

         On January 7, 2002, the Company completed its acquisition of ExpoNova Events & Exhibitions (ExpoNova) previously announced on November 20, 2001. The Company paid an

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



estimated initial purchase price of $3,360 in cash and issued 178 shares of its common stock with a fair value approximating $840 for a total purchase price of $4,200. Additionally, in connection with this acquisition, ExpoNova retained and subsequently exercised a right to require the Company to purchase another tradeshow and conference business subject to certain conditions. This exercise of this put resulted in no additional payments as consideration by the Company when it completed this purchase transaction on April 9, 2002. The initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreement) for the years 2000, 2001, and 2002. For the purpose of the closing, an estimate of 2001 and 2002 EBITDA was used to calculate the estimated initial purchase price with ten percent of the total cash and securities given as consideration placed into escrow. Upon the final determination of the purchase price, the escrow amount and additional amounts, if any, due to each party were or will be distributed as required by the purchase agreement.

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

         In connection with each of these acquisitions, the initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreements) for the years 2000 and 2001 attributable to each group of assets acquired. For purposes of each acquisition closing, an estimate of 2001 EBITDA was used to calculate the estimated initial purchase price with a portion of this estimated initial purchase price placed into an escrow account pending final determination of the initial purchase price based upon audited financial results for 2001. Upon the final determination of the initial purchase price, the escrow amounts and additional amounts, if any, due each party will be distributed as required by the purchase agreements. The following data shows the estimated initial purchase price for each acquisition described above and the respective changes for each purchase price from the date of acquisition to September 30, 2002:

                                                             PULVER           BCR            NGN         EXPONOVA         TOTAL
                                                            ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents ................................  $    --        $    --        $    --        $   1,706      $   1,706
Accounts receivable and prepaid expenses .................        654          1,314          1,036          2,046          5,050
Fixed assets, net ........................................       --             --             --              163            163
Identifiable intangible assets ...........................      7,245           --            3,386           --           10,631
Goodwill .................................................     33,965         12,339         41,195          4,954         92,453
Accounts payable and accrued expenses ....................       --             (565)           (13)        (1,780)        (2,358)
Deferred revenue .........................................     (2,772)        (1,452)        (3,044)        (2,889)       (10,157)
Common stock issued ......................................       --             --             --             (840)          (840)
                                                            ---------      ---------      ---------      ---------      ---------
Total cash paid ..........................................     39,092         11,636         42,560          3,360         96,648

                              KEY3MEDIA GROUP, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             PULVER           BCR            NGN         EXPONOVA         TOTAL
                                                            ---------      ---------      ---------      ---------      ---------

Working capital adjustment included in purchase price ....      2,410            702          2,022           --            5,134
Common stock issued ......................................       --             --             --              840            840
                                                            ---------      ---------      ---------      ---------      ---------
Purchase price at September 30, 2002 .....................  $  41,502      $  12,338      $  44,582      $   4,200      $ 102,622
                                                            =========      =========      =========      =========      =========

Estimated initial purchase price time of acquisition .....  $  59,957      $  13,765      $  44,582      $   4,200      $ 122,504
Net return of purchase price charged to Goodwill in
        fiscal year 2001 .................................     (2,450)          --             --             --           (2,450)
Net return of purchase price charged to Goodwill in
        fiscal year 2002 .................................    (16,005)        (1,427)          --             --          (17,432)
                                                            ---------      ---------      ---------      ---------      ---------
Purchase price at September 30, 2002 .....................  $  41,502      $  12,338      $  44,582      $   4,200      $ 102,622
                                                            =========      =========      =========      =========      =========


         The following table shows the portion of the estimated initial purchase price currently held in escrow for each acquisition described above as of September 30, 2002:

                                                            PULVER         BCR           NGN        EXPONOVA       TOTAL
                                                           --------      --------      --------     --------      --------

Balance as of December 31, 2001 .........................  $ 20,250      $  1,377      $  4,458     $    420      $ 26,505
Return of purchase price to Company .....................   (16,005)       (1,427)         --           --         (17,432)
Payment of escrow proceeds to Seller ....................    (4,245)         --            --           --          (4,245)
Additional escrow funding by Seller .....................      --              50         4,373         --           4,423
Reduction in fair value of common stock held ............      --            --            --            (82)          (82)
                                                           --------      --------      --------     --------      --------
Balance as of September 30, 2002 ........................  $   --        $   --        $  8,831     $    338      $  9,169
                                                           ========      ========      ========     ========      ========

         The estimated initial purchase price was preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation resulted in total acquired identifiable intangible assets related primarily to exhibitor lists of $10,631, which are being amortized on a straight-line basis over 3 years. The resulting total goodwill of $92,453 has not been amortized but has been subjected to impairment testing in accordance with SFAS No. 142. See note 7.

         The Pulver asset purchase agreement includes provisions for purchase price adjustments in each of 2002, 2003 and 2004. In each instance, EBITDA for the year will be compared to the average EBITDA attributable to the Pulver Assets for 2000 and 2001 (the "Base EBITDA"). If the EBITDA for any such year exceeds the Base EBITDA, then the purchase price will increase by an amount equal to 50% of such excess multiplied by 8.75; conversely, if the EBITDA for any such year is less than the Base EBITDA, then the purchase price will decrease by an amount equal to 50% of the shortfall multiplied by 8.75. Notwithstanding the foregoing, the maximum increase or decrease in purchase price for any year is $6,000 provided however, if the price increases as a result of the EBITDA for 2002, then the maximum increase or decrease will be $5,000 for each subsequent year. During the third quarter ended September 30, 2002, the Company and the sellers of the Pulver assets agreed to eliminate the provisions related to purchase price adjustments for 2002, 2003 and 2004 and set a final purchase price of $41,502; accordingly, the balance of funds held in escrow were distributed.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




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

         As of September 30, 2002, the purchase prices for BCR and NGN were determined resulting in a final determination of purchase price for BCR; however in connection with the final determination of purchase price for NGN, the Company and the sellers of NGN agreed to a preliminary final purchase price based upon applying a multiple to the average EBITDA for years 2000 and 2001 which did not include any proceeds from a pending insurance claim for event interruption and cancellation submitted by NGN's sellers for one of its events which they believed was impacted by the events that occurred on September 11, 2001. The determination of this preliminary final purchase price required NGN's sellers to deposit $4,373, into the escrow as a potential return of purchase price pending resolution of the insurance claim previously noted. On September 20, 2002, a proof of loss was accepted by the insurance company and proceeds from the claim were subsequently received by the Company totaling $1,562. Final distribution of the amounts held in escrow will occur upon execution of an agreement and release between the Company's wholly owned subsidiary, Key3Media Events, and the sellers of NGN and receipt by the escrow agent of distribution instructions from the Company and the sellers of NGN.

         These acquisitions have been recorded using the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations do not include any revenues and expenses related to these acquisitions prior to the respective closing dates.

         On June 1, 2001, the Company's wholly owned subsidiary, Key3Media Events, acquired and received from SOFTBANK America Inc. ("SB America") all the outstanding equity shares of SOFTBANK Forums Inc. ("SB Forums") for a purchase price equal to (i) ten times the EBITDA of SB Forums for 2001 minus (ii) $450. The Company paid the purchase price in shares of its common stock, which were valued at $10 per share for this purpose. The Company initially issued 2,955 shares of its common stock to SB America, which was based on an estimate that SB Forums' EBITDA for 2001 will be $3,000. Based on SB Forums' EBITDA for 2001, the Company was not required to issue any additional shares in connection with this acquisition.

         Because SB America owned in excess of 50% of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company recorded the acquisition as of this closing date. Accordingly, the results of SB Forums are included in the

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Company's statement of operations beginning on June 1, 2001. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in capital.

         Following are the Company's unaudited pro forma results for the nine months ended September 30, 2001 and 2002, respectively, assuming the acquisitions described above occurred on January 1, 2001:

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                                     2001          2002
                                                                  ---------      ---------
         Net revenue ...........................................  $ 197,950      $ 111,564
         Loss before extraordinary item and cumulative effect ..    (11,858)      (341,590)
         Net loss ..............................................    (21,167)      (686,205)
         Loss before extraordinary item and cumulative effect
                 per common share - diluted ....................      (0.17)         (5.04)
         Net loss per common share - diluted ...................      (0.31)        (10.08)


         These pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT NO. 142

         In July 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of all goodwill, which is its only intangible asset with an indefinite useful life, on January 1, 2002, and will continue to amortize its intangible assets with finite useful lives, consisting primarily of trade names and advertiser and exhibitor lists, over their respective useful lives.

         SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of

                              KEY3MEDIA GROUP, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed to adopt SFAS No. 142, the Company recorded a non-cash charge of $344,615, net of tax benefit of $80,385, to reduce the carrying value of goodwill and other intangibles related to the COMDEX reporting unit to their estimated fair value. This charge is nonoperational in nature and is reported as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Operations. The Company utilized a combination of discounted cash flow methodology and relative market measures to determine fair value.

         As a result of the strategic review of its operations undertaken during the third quarter ending September 30, 2002, which lead to the announced reduction and consolidation of its event schedule for 2003 and closing of its regional office in Needham, Massachusetts, the Company conducted a review of its goodwill and intangible assets and recorded an additional non-cash charge of $300,000 to reduce the value of goodwill and other intangibles related to its portfolio of reporting units to their estimated fair value. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the information technology and networking industries serviced by the Company as shown by the significant decline in the results of operations of the Company. A combination of discounted cash flow methodology and relative market measures was used by the Company to determine fair value.

         In the event that the economic downturn continues for a prolonged period of time, or conditions change as a result of the process currently contemplated as discussed in Note 5, the value of goodwill and intangible assets may vary from current estimates; accordingly, additional impairment charges may be recorded in future periods.

         The following table reflects the Company's comparative net loss before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         --------------------------      ---------------------------
                                                           2001            2002             2001            2002
                                                         ---------      -----------      ----------      -----------

Reported loss before cumulative effect of accounting
     change ..........................................   $  (3,651)     $  (315,664)     $  (20,227)     $  (341,590)
Add back: Goodwill amortization, net of taxes ........       2,025             --             6,760             --
                                                         ---------      -----------      ----------      -----------
Adjusted loss before cumulative effective of
     accounting change ...............................      (1,626)        (315,664)        (13,467)        (341,590)
Cumulative effect of accounting change ...............        --               --              --           (344,615)
                                                         ---------      -----------      ----------      -----------
Adjusted net loss ....................................   $  (1,626)     $  (315,664)     $  (13,467)     $  (686,205)
                                                         =========      ===========      ==========      ===========

Basic and diluted earnings per common share:
Reported loss before cumulative effect of accounting
     change (after accretion on preferred stock) .....   $   (0.05)     $     (4.62)     $    (0.30)     $     (5.04)
Goodwill amortization, net of taxes ..................        0.03             --              0.10             --
                                                         ---------      -----------      ----------      -----------

                              KEY3MEDIA GROUP, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         --------------------------      ---------------------------
                                                           2001            2002             2001            2002
                                                         ---------      -----------      ----------      -----------

Adjusted loss before cumulative effect of accounting
     change ..........................................       (0.02)           (4.62)          (0.20)           (5.04)
Cumulative effect of accounting change ...............        --               --              --              (5.04)
                                                         ---------      -----------      ----------      -----------
Adjusted net loss ....................................   $   (0.02)     $     (4.62)     $    (0.20)     $    (10.08)
                                                         =========      ===========      ==========      ===========

         The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization:

                                                               AS OF SEPTEMBER 30, 2002
                                                    ------------------------------------------
                                                   GROSS CARRYING   ACCUMULATED
                                                       AMOUNT       AMORTIZATION        NET
                                                   --------------   ------------      --------
Intangible assets subject to amortization:
     Trade names ................................     $418,000        $259,408        $158,592
     Advertiser and exhibitor lists .............       10,631           3,835           6,796
     Other ......................................        3,172           1,586           1,586
                                                      --------        --------        --------
                                                       431,803         264,829         166,974
Intangible assets not subject to amortization:
     Goodwill ...................................       14,453            --            14,453
                                                      --------        --------        --------
Total ...........................................     $446,256        $264,829        $181,427
                                                      ========        ========        ========

Estimated amortization expense:
     For the year ended 12/31/02 ................     $ 11,604
     For the year ended 12/31/03 ................     $  8,618
     For the year ended 12/31/04 ................     $  7,243
     For the year ended 12/31/05 ................     $  4,880
     For the year ended 12/31/06 ................     $  4,880

         The following table displays the changes in the gross carrying amounts of goodwill by brand for the nine months ended September 30, 2002:

                                          COMDEX         FORUMS         PULVER           NGN           OTHER          TOTAL
                                         ---------      ---------      ---------      ---------      ---------      ---------
Balance as of December 31, 2001 ......   $ 277,642      $ 160,424      $  49,970      $  41,195      $  13,766      $ 542,997
Goodwill acquired during the year ....        --             --             --             --            4,954          4,954
Adjustment to purchase price .........        --             --          (16,005)          --           (1,427)       (17,432)
Impairment losses ....................    (277,642)          --             --             --             --         (277,642)
Reduction of goodwill ................        --         (158,820)       (27,000)       (41,195)        (9,805)      (236,820)
Write off of fully amortized balance .        --           (1,604)          --             --             --           (1,604)
                                         ---------      ---------      ---------      ---------      ---------      ---------
Balance as of September 30, 2002 .....   $    --        $    --        $   6,965      $    --        $   7,488      $  14,453
                                         =========      =========      =========      =========      =========      =========

8.       STAFF REDUCTION SEVERANCE CHARGES

         In the second half of 2001, the Company initiated several cost reduction and expense containment programs that reduced its temporary employment costs, travel and entertainment

                              KEY3MEDIA GROUP, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




expenses and most significantly, its total employment costs through staff reductions. The Company has continued these cost reductions efforts in 2002 through reviewing its organizational structure and consolidating certain operations.

         On July 26, 2002, the Company announced that it was undertaking a strategic review of its operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries. On September 18, 2002, the Company announced the completion of the initial phase of its strategic business review which includes a consolidation of the 2003 event schedule and the closing of its regional office in Needham, Massachusetts. As a result of these actions and previously untaken cost reduction efforts in the first half of 2002, the Company recorded charges of $744 and $1,584 for the three and nine month periods ending September 30, 2002, respectively. These charges are classified in the Consolidated Statement of Operations as "Staff Reduction Severance Charges" and related to termination and benefit costs incurred as a result of staff reductions.

         The following table displays a rollforward of the accrual balance related to the Staff Reduction Severance Charges:

                                                 AMOUNT
                                                 -------

         Balance as of December 31, 2001 ....    $ 1,100
              Accruals / Charges ............      1,584
              Payments / Utilization ........     (1,837)
                                                 -------
         Balance as of September 30, 2002 ...    $   847
                                                 =======


         In connection with the announced closure of the regional office in Needham, Massachusetts, the Company anticipates that it will incur additional staff reduction severance and other charges during the fourth quarter ended December 31, 2002.

9.       COMMITMENTS AND CONTINGENCIES

         On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. The Company entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. The Company estimates that its total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A, (vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. The value of these assets is currently in dispute. On August 21, 2002, Interface filed a parallel action against Key3Media Events in the Superior Court, County of Los Angeles, State of California. Key3Media Events moved to have the California action dismissed or stayed. On October 2, 2002, with the exception of any attachment proceedings in California, the California action was stayed. Thereafter, Interface applied for and received a right to attach up to $711 of Key3Media Events' assets in California. Based upon the dispute as to the value of the assets attached in Massachusetts, on November 5, 2002, the California court stayed Interface's right to execute the attachment of Key3Media Events' assets in California. On October 12, 2002, Interface filed a motion with the court in Massachusetts to increase the attachment amount to the full amount of rent claimed by Interface.

         Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to COMDEX/Fall 2000 and over $2,000 arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortuous interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/ fraud, predatory price fixing and restraint of trade causes of action.
On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10 and punitive damages in excess of $10 and declaratory relief. A jury trial was scheduled for October 22, 2002, however, at the joint request of the parties the trial was postponed until January 21, 2003. Discovery is ongoing.

         On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $452 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10,451 and punitive damages of $10,000. On or about April 12, 2002, Krause and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortuous interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10,451 and punitive damages of $10,000. On or about August 30, 2002, E.J. Krause & Associates, Inc. filed a similar answer and counterclaim.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10,000, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events' subsequent motion for reconsideration was denied. On or about July 26, 2002 Krause filed an answer and counterclaim for breach of contract, unjust enrichment, fraudulent indictment to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10,700 and punitive damages of $10,000

         On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued the Company for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of the Company's event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, the Company sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of the Company's event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9,147 and $52,423 with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to the Company's insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. Each of the Company and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to dismiss or stay the California action. The New York court has not yet rendered a decision on the Company's pending motion to dismiss or stay the New York action.

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

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



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

         Financial information by geographic areas is as follows:

                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                             ------------------------      ------------------------
                               2001           2002           2001           2002
                             ---------      ---------      ---------      ---------
Net revenues:
North America ............   $  39,721      $  22,170      $ 149,929      $  87,669
Europe ...................      11,054            403         11,974          5,327
Far East .................         708         15,809         13,253         18,568
                             ---------      ---------      ---------      ---------
Total ....................   $  51,483      $  38,382      $ 175,156      $ 111,564
                             =========      =========      =========      =========

Other income (expenses):
North America ............   $  (9,642)      $(10,118)     $ (25,875)     $ (29,634)
Europe ...................          60           (133)            78           (187)
Far East .................         (37)            (1)           (43)           (68)
                             ---------      ---------      ---------      ---------
Total ....................   $  (9,619)     $ (10,252)     $ (25,840)     $ (29,889)
                             =========      =========      =========      =========

                              AS OF SEPTEMBER 30,
                           -------------------------
                              2001           2002
                           ----------     ----------
Total assets:
North America ..........   $1,042,238     $  246,130
Europe .................        6,656         13,863
Far East ...............        4,548          8,076
                           ----------     ----------
Total ..................   $1,053,442     $  268,069
                           ==========     ==========

11.      FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND SUBSIDIARY
         NON-GUARANTORS

         In connection with the Company's $290,000 Notes, the Company's U.S.-based subsidiaries, Key3Media Events, Key3Media Von Events, Inc. and Key3Media BCR Events, Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2001 and September 30, 2002 and for the nine and three months ended September 30, 2001 and 2002.

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2001

                                                                                               ELIMINATIONS
                                                PARENT                                              AND
                                                COMPANY        SUBSIDIARY       SUBSIDIARY     CONSOLIDATING
                                                 ONLY          GUARANTORS     NON-GUARANTORS      ENTRIES       CONSOLIDATED
                                              -----------      -----------    --------------   -------------    ------------
                                                                              (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents .............   $    24,953      $    13,682     $     2,749      $      --        $    41,384
    Accounts receivable, net ..............          --             38,510           8,522             --             47,032
    Prepaid event expenses ................          --              4,183             357             --              4,540
    Deferred income taxes .................          --              1,402            --               --              1,402
    Other current assets ..................        15,293            1,193           2,062          (15,331)           3,217
                                              -----------      -----------     -----------      -----------      -----------
        Total current assets ..............        40,246           58,970          13,690          (15,331)          97,575
    Intercompany receivable ...............       409,183            5,493           7,864         (422,540)            --
    Property and equipment, net ...........          --             18,347             465             --             18,812
    Goodwill, net .........................          --            454,719            --               --            454,719
    Other intangibles, net ................          --            472,340           1,290             --            473,630
    Investment in subsidiaries ............       513,088          111,117            --           (624,205)            --
    Deferred financing costs and other
        assets ............................        11,839              148             (14)            --             11,973
                                              -----------      -----------     -----------      -----------      -----------
        Total assets ......................   $   974,356      $ 1,121,134     $    23,295      $(1,062,076)     $ 1,056,709
                                              ===========      ===========     ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ......................   $      --        $    17,321     $     5,017      $      --        $    22,338
    Accrued expenses ......................         2,701           21,128           3,640             --             27,469
    Deferred revenue ......................          --             56,643           6,339             --             62,982
    Other current liabilities .............          --                712             948             --              1,660
                                              -----------      -----------     -----------      -----------      -----------
        Total current liabilities .........         2,701           95,804          15,944             --            114,449
    Intercompany payable ..................          --            417,045           5,498         (422,543)            --
    Deferred income taxes .................         1,750          101,135            --            (15,328)          87,557
    Long-term obligations (net of current
        maturities) .......................       370,000             --              --               --            370,000
Shareholders' equity:
    Preferred stock .......................            30             --              --               --                 30
    Common stock ..........................           681             --              --               --                681
    Additional paid-in capital ............       587,591          408,541           7,985         (527,643)         476,474
    Retained earnings (deficit) ...........        17,414           98,609          (2,047)         (96,562)          17,414
    Accumulated comprehensive loss ........          --               --            (4,085)            --             (4,085)
    Deferred compensation .................        (5,811)            --              --               --             (5,811)
                                              -----------      -----------     -----------      -----------      -----------
        Total shareholders' equity ........       599,905          507,150           1,853         (624,205)         484,703
                                              -----------      -----------     -----------      -----------      -----------
        Total liabilities and
           shareholders' equity ...........   $   974,356      $ 1,121,134     $    23,295      $(1,062,076)     $ 1,056,709
                                              ===========      ===========     ===========      ===========      ===========

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2002

                                                                                           ELIMINATIONS
                                                 PARENT                       SUBSIDIARY        AND
                                                 COMPANY       SUBSIDIARY        NON-      CONSOLIDATING
                                                  ONLY         GUARANTORS     GUARANTORS      ENTRIES      CONSOLIDATED
                                                ---------      ----------     ----------   -------------   ------------
                                                                             (Unaudited)
                                                                           (In thousands)

ASSETS
Current assets:
    Cash and cash equivalents ...............   $      80      $  13,860      $   4,610      $    --        $  18,550
    Accounts receivable, net ................        --           22,310          6,039           --           28,349
    Prepaid event expenses ..................        --            5,254          2,715           --            7,969
    Deferred income taxes ...................        --            1,402           --           (1,402)          --
    Prepaid insurance .......................       5,324           --             --             --            5,324
    Other current assets ....................      10,899         14,922          2,304        (24,107)         4,018
                                                ---------      ---------      ---------      ---------      ---------
        Total current assets ................      16,303         57,748         15,668        (25,509)        64,210
      Intercompany receivable ...............     413,611          6,142          8,073       (427,826)          --
      Property and equipment, net ...........        --           11,711            499           --           12,210
      Goodwill, net .........................        --            9,499          4,954           --           14,453
      Other intangibles, net ................        --          165,683          1,291           --          166,974
      Investment in subsidiaries ............    (157,220)        97,886           --           59,334           --
      Deferred financing costs and other
        assets ..............................      10,147            204           (129)          --           10,222
                                                ---------      ---------      ---------      ---------      ---------
        Total assets ........................   $ 282,841      $ 348,873      $  30,356      $(394,001)     $ 268,069
                                                =========      =========      =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
Current Liabilities:
    Accounts payable ........................   $    --        $  14,040      $   3,724      $    --        $  17,764
    Accrued expenses ........................      10,404         12,540          6,001           --           28,945
    Deferred revenue ........................        --           41,135          8,218           --           49,353
    Other current liabilities ...............        --              (51)         1,863           --            1,812
                                                ---------      ---------      ---------      ---------      ---------
        Total current liabilities ...........      10,404         67,664         19,806           --           97,874
    Intercompany payable ....................        --          421,684          6,142       (427,826)          --
    Deferred income taxes ...................        --           25,509           --          (25,509)          --
    Long-term obligations (net of current
         maturities) ........................     370,000           --             --             --          370,000
Shareholders' equity (deficit):
    Preferred stock .........................          29           --             --             --               29
    Common stock ............................         685           --             --             --              685
    Additional paid-in capital ..............     574,171        391,110         12,185       (501,181)       476,285
    Retained earnings (deficit) .............    (668,953)      (557,094)        (3,421)       560,515       (668,953)
    Accumulated comprehensive loss ..........        --             --           (4,356)          --           (4,356)
    Deferred compensation ...................      (3,495)          --             --             --           (3,495)
                                                ---------      ---------      ---------      ---------      ---------
        Total shareholders' equity
            (deficit) .......................     (97,563)      (165,984)         4,408         59,334       (199,805)
                                                ---------      ---------      ---------      ---------      ---------
        Total liabilities and
           shareholders' equity (deficit) ...   $ 282,841      $ 348,873      $  30,356      $(394,001)     $ 268,069
                                                =========      =========      =========      =========      =========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                              ELIMINATIONS
                                                   PARENT                                          AND
                                                   COMPANY      SUBSIDIARY      SUBSIDIARY    CONSOLIDATING
                                                    ONLY        GUARANTORS    NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                                  ---------     ----------    --------------  -------------  ------------
                                                                               (Unaudited)
                                                                              (In thousands)

Net revenues ..................................   $    --        $ 152,167      $  26,423      $  (3,434)     $ 175,156

Operating expenses:
     Cost of production .......................        --           46,266         12,152           --           58,418
     Selling, general and administrative ......         181         74,171          4,445           --           78,797
     Staff reduction severance charges ........        --              308           --             --              308
     Stock based compensation .................      (1,816)          --             --             --           (1,816)
     Depreciation and amortization ............        --           28,504            668           --           29,172
                                                  ---------      ---------      ---------      ---------      ---------
                                                     (1,635)       149,249         17,265           --          164,879
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) from operations .................       1,635          2,918          9,158         (3,434)        10,277
Other income (expenses):
     Interest expense .........................     (20,689)       (14,424)            (5)          --          (35,118)
     Interest income ..........................         203          2,462             71           --            2,736
     Intercompany activity ....................        --             --           (3,434)         3,434           --
     Other income (expense), net ..............        --            6,691           (149)          --            6,542
                                                  ---------      ---------      ---------      ---------      ---------
                                                    (20,486)        (5,271)        (3,517)         3,434        (25,840)
                                                  ---------      ---------      ---------      ---------      ---------
Income loss before income taxes and
     extraordinary item .......................     (18,851)        (2,353)         5,641           --          (15,563)
Income tax provision (benefit) ................      (5,410)        (1,310)         2,075           --           (4,645)
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item .......     (13,441)        (1,043)         3,566           --          (10,918)
Extraordinary loss on retirement of debt, net .      (4,268)        (5,041)          --             --           (9,309)
Equity in earnings (loss) in subsidiaries .....      (2,518)          --             --            2,518           --
                                                  ---------      ---------      ---------      ---------      ---------
        Net income (loss) .....................   $ (20,227)     $  (6,084)     $   3,566      $   2,518      $ (20,227)
                                                  =========      =========      =========      =========      =========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                                 ELIMINATIONS
                                                    PARENT                                            AND
                                                    COMPANY       SUBSIDIARY      SUBSIDIARY     CONSOLIDATING
                                                     ONLY         GUARANTORS    NON-GUARANTORS      ENTRIES       CONSOLIDATED
                                                   ---------      ----------    --------------   -------------    ------------
                                                                               (Unaudited)
                                                                              (In thousands)
Net revenues:
     Services .................................    $    --         $  89,015       $  24,036       $  (3,049)      $ 110,002
     Proceeds from insurance claim ............         --             1,562            --              --             1,562
                                                   ---------       ---------       ---------       ---------       ---------
                                                        --            90,577          24,036          (3,049)        111,564
Operating expenses:
     Cost of production .......................         --            28,347          13,474            --            41,821
     Selling, general and administrative ......          880          58,908           6,449            (141)         66,096
     Staff reduction severance charges ........         --             1,426             158            --             1,584
     Reduction of goodwill and other
     intangibles ..............................         --           300,000            --              --           300,000
     Stock based compensation .................        1,278            --              --              --             1,278
     Depreciation and amortization ............         --            16,005             393            --            16,398
                                                   ---------       ---------       ---------       ---------       ---------
                                                       2,158         404,686          20,474            (141)        427,177
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) from operations .................       (2,158)       (314,109)          3,562          (2,908)       (315,613)
Other income (expenses):
     Interest expense .........................      (29,752)           (107)            (95)            103         (29,851)
     Interest income ..........................          102             231             112            (103)            342
     Intercompany activity ....................         --              --            (2,908)          2,908            --
     Other income (expense), net ..............         --                17            (397)           --              (380)
                                                   ---------       ---------       ---------       ---------       ---------
                                                     (29,650)            141          (3,288)          2,908         (29,889)
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
     cumulative effect of accounting change ...      (31,808)       (313,968)            274            --          (345,502)
Income tax provision (benefit) ................       (2,680)         (2,880)          1,648            --            (3,912)
                                                   ---------       ---------       ---------       ---------       ---------
Loss before cumulative effect of
     accounting change ........................      (29,128)       (311,088)         (1,374)           --          (341,590)
Cumulative effect of accounting change ........         --          (344,615)           --              --          (344,615)
Equity in earnings (loss) in subsidiaries .....     (357,077)           --              --           357,077            --
                                                   ---------       ---------       ---------       ---------       ---------
        Net income (loss) .....................    $(386,205)      $(655,703)      $  (1,374)      $ 357,077       $(686,205)
                                                   =========       =========       =========       =========       =========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001



                                                                                           ELIMINATIONS
                                                PARENT                                          AND
                                                COMPANY      SUBSIDIARY      SUBSIDIARY    CONSOLIDATING
                                                 ONLY        GUARANTORS    NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                               ---------     ----------    --------------  -------------  ------------
                                                                               (Unaudited)
                                                                              (In thousands)

Net revenues ..............................    $   --         $ 39,913       $ 12,219       $   (649)      $ 51,483

Operating expenses:
     Cost of production ...................        --           13,534          4,308           --           17,842
     Selling, general and administrative ..          41         24,260          1,830           --           26,131
     Staff reduction severance charges ....        --              308           --             --              308
     Stock based compensation .............      (7,040)          --             --             --           (7,040)
     Depreciation and amortization ........        --           10,027            379           --           10,406
                                               --------       --------       --------       --------       --------
                                                 (6,999)        48,129          6,517           --           47,647
                                               --------       --------       --------       --------       --------
Income (loss) from operations .............       6,999         (8,216)         5,702           (649)         3,836
Other income (expenses):
     Interest expense .....................      (9,782)            (1)             3           --           (9,780)
     Interest income ......................          46            147             64           --              257
     Intercompany activity ................        --             --             (649)           649           --
     Other income (expense), net ..........        --             --              (96)          --              (96)
                                               --------       --------       --------       --------       --------
                                                 (9,736)           146           (678)           649         (9,619)
                                               --------       --------       --------       --------       --------
Income (loss) before income taxes .........      (2,737)        (8,070)         5,024           --           (5,783)
Income tax provision (benefit) ............      (1,269)        (2,779)         1,916           --           (2,132)
                                               --------       --------       --------       --------       --------
                                                 (1,468)        (5,291)         3,108           --           (3,651)
Equity in earnings (loss) in subsidiaries .      (2,183)          --             --            2,183           --
                                               --------       --------       --------       --------       --------
         Net income (loss) ................    $ (3,651)      $ (5,291)      $  3,108       $  2,183       $ (3,651)
                                               ========       ========       ========       ========       ========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                              ELIMINATIONS
                                                 PARENT                                            AND
                                                 COMPANY       SUBSIDIARY      SUBSIDIARY     CONSOLIDATING
                                                  ONLY         GUARANTORS    NON-GUARANTORS      ENTRIES      CONSOLIDATED
                                                ---------      ----------    --------------   -------------   ------------
                                                                               (Unaudited)
                                                                              (In thousands)

Net revenues:
     Services ..............................    $    --         $  22,133       $  16,256       $  (1,569)      $  36,820
     Proceeds from insurance claim .........         --             1,562            --              --             1,562
                                                ---------       ---------       ---------       ---------       ---------
                                                     --            23,695          16,256          (1,569)         38,382
Operating expenses:
     Cost of production ....................         --             4,823           9,562            --            14,385
     Selling, general and administrative ...          212          19,544           2,074             (44)         21,786
     Staff reduction severance charges .....         --               586             158            --               744
     Reduction of goodwill and other
     intangibles ...........................         --           300,000            --              --           300,000
     Stock based compensation ..............          553            --              --              --               553
     Depreciation and amortization .........         --             4,354             114            --             4,468
                                                ---------       ---------       ---------       ---------       ---------
                                                      765         329,307          11,908             (44)        341,936
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) from operations ..............         (765)       (305,612)          4,348          (1,525)       (303,554)
Other income (expenses):
     Interest expense ......................      (10,060)            (78)            (36)             99         (10,075)
     Interest income .......................         --                89              38             (99)             28
     Intercompany activity .................         --              --            (1,525)          1,525            --
     Other income (expense), net ...........         --              --              (205)           --              (205)
                                                ---------       ---------       ---------       ---------       ---------
                                                  (10,060)             11          (1,728)          1,525         (10,252)
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes ..........      (10,825)       (305,601)          2,620            --          (313,806)
Income tax provision (benefit) .............         --                36           1,822            --             1,858
                                                ---------       ---------       ---------       ---------       ---------
                                                  (10,825)       (305,637)            798            --          (315,664)
Equity in earnings (loss) in subsidiaries ..       (4,839)           --              --             4,839            --
                                                ---------       ---------       ---------       ---------       ---------
        Net income (loss) ..................    $ (15,664)      $(305,637)      $     798       $   4,839       $(315,664)
                                                =========       =========       =========       =========       =========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                       ELIMINATIONS
                                                             PARENT                                         AND
                                                             COMPANY      SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                              ONLY        GUARANTORS   NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                                            ---------     ----------   --------------  -------------  ------------
                                                                                         (Unaudited)
                                                                                        (In thousands)


Cash flows from operating activities:
     Net income (loss) ..................................   $ (20,227)     $  (6,084)     $   3,566      $   2,518      $ (20,227)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
            Extraordinary loss on retirement of debt, net       5,745          6,784           --             --           12,529
            Depreciation and amortization ...............        --           28,504            668           --           29,172
            Stock based compensation ....................      (1,816)          --             --             --           (1,816)
            Non-cash interest expense ...................      10,935            913           --             --           11,848
            Equity in earnings (loss) in subsidiaries ...       2,518           --             --           (2,518)          --
            Foreign exchange loss .......................        --              106             85           --              191
            Deferred income taxes .......................        --           11,850           --          (10,257)         1,593
            Changes in operating assets and liabilities,
               net of effect from acquired businesses:
            Accounts receivable .........................        --           37,239          7,536           --           44,775
            Prepaid event expenses ......................        --           (2,427)         1,526           --             (901)
            Other current assets ........................      (6,892)          (101)        (5,581)        12,839            265
            Other assets ................................        --              (67)            73           --                6
            Accounts payable ............................        --            5,114           (788)          --            4,326
            Accrued expenses ............................       9,407        (30,971)         7,644         (2,582)       (16,502)
            Deferred revenue ............................        --          (12,907)       (12,626)          --          (25,533)
            Other liabilities ...........................        --          (15,350)        (1,572)          --          (16,922)
                                                            ---------      ---------      ---------      ---------      ---------
                 Total adjustments ......................      19,897         28,687         (3,035)        (2,518)        43,031
                                                            ---------      ---------      ---------      ---------      ---------
                 Net cash provided by (used in) .........
                   operating activities .................        (330)        22,603            531           --           22,804
                                                            ---------      ---------      ---------      ---------      ---------


Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired ....        --         (113,970)         7,728           --         (106,242)
     Purchase of property and equipment .................        --          (11,869)          (239)          --          (12,108)
                                                            ---------      ---------      ---------      ---------      ---------
                 Net cash provided by (used in)
                   investing activities .................        --         (125,839)         7,489           --         (118,350)
                                                            ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
     Net transactions with SOFTBANK, ZDI and affiliates
        excluding non-cash transactions with affiliates .    (313,166)       322,191         (9,025)          --             --
     Proceeds from the exercise of options to purchase
        common stock ....................................         693           --             --             --              693
     Repayment of long-term obligations under credit
        facility ........................................        --         (300,000)          --             --         (300,000)
     Retirement of zero coupon senior debentures and
        accreted interest ...............................     (83,576)          --             --             --          (83,576)
     Proceeds from the issuance of senior subordinated
        notes ...........................................     300,000           --             --             --          300,000
     Borrowing under revolving credit facility ..........     110,000           --             --             --          110,000
     Payments of costs associated with the issuance of
        long-term obligations ...........................     (12,975)          --             --             --          (12,975)
                                                            ---------      ---------      ---------      ---------      ---------
              Net cash provided by (used in) financing ..
                 activities .............................         976         22,191         (9,025)          --           14,142
                                                            ---------      ---------      ---------      ---------      ---------
Effects of exchange rate changes on cash ................        --             --             (522)          --             (522)
                                                            ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ....         646        (81,045)        (1,527)          --          (81,926)
Cash and cash equivalents at beginning of period ........       4,777        101,714          3,423           --          109,914
                                                            ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ..............   $   5,423      $  20,669      $   1,896      $    --        $  27,988
                                                            =========      =========      =========      =========      =========

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                        ELIMINATIONS
                                                              PARENT                                         AND
                                                              COMPANY      SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                               ONLY        GUARANTORS   NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                                             ---------     ----------   --------------  -------------  ------------
                                                                                         (Unaudited)
                                                                                        (In thousands)

Cash flows from operating activities:
     Net loss ............................................   $(686,205)     $(655,703)     $  (1,374)     $ 657,077      $(686,205)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Cumulative effect of accounting change ........        --          344,615           --             --          344,615
           Reduction of goodwill and other intangibles ...        --          300,000           --             --          300,000
           Depreciation and amortization .................        --           16,005            393           --           16,398
           Stock based compensation ......................       1,278           --             --             --            1,278
           Non-cash interest expense .....................       1,692           --             --             --            1,692
           Equity in earnings (loss) of subsidiaries .....     657,077           --             --         (657,077)          --
           Loss on disposal of fixed assets ..............        --             --               20           --               20
           Foreign exchange loss .........................        --             --               32           --               32
           Deferred income taxes .........................      (2,680)        (2,916)          (174)          --           (5,770)
           Changes in operating assets and liabilities,
              net of effect from acquired business:
           Accounts receivable ...........................        --           16,200          3,179           --           19,379
           Prepaid event expenses ........................        --           (1,071)        (1,530)          --           (2,601)
           Other current assets ..........................        --           (6,054)           451           --           (5,603)
           Other assets ..................................        --              (56)           115           --               59
           Accounts payable ..............................        --           (2,768)        (1,808)          --           (4,576)
           Accrued expenses ..............................       7,703         (8,588)         2,077           --            1,192
           Deferred revenue ..............................        --          (15,508)        (1,011)          --          (16,519)
           Other liabilities .............................        --             (763)           146           --             (617)
                                                             ---------      ---------      ---------      ---------      ---------
              Total adjustments ..........................     665,070        639,096          1,890       (657,077)       648,979
                                                             ---------      ---------      ---------      ---------      ---------
              Net cash provided by (used in) operating
                     activities ..........................     (21,135)       (16,607)           516           --          (37,226)
                                                             ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
     Return of purchase price from acquired business .....        --           17,432           --             --           17,432
     Acquisition of business, net of cash acquired .......        --           (3,360)         1,495           --           (1,865)
     Purchase of property and equipment ..................        --             (436)          (110)          --             (546)
                                                             ---------      ---------      ---------      ---------      ---------
              Net cash provided by investing activities ..        --           13,636          1,385           --           15,021
                                                             ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
     Net transactions with SOFTBANK, ZDI and affiliates
        excluding non-cash transactions with affiliates ..      (3,588)         3,149            439           --             --
     Payments associated with the issuance of preferred
        stock ............................................        (150)          --             --             --             (150)
                                                             ---------      ---------      ---------      ---------      ---------
              Net cash provided by (used in) financing
                     activities ..........................      (3,738)         3,149            439           --             (150)
                                                             ---------      ---------      ---------      ---------      ---------
Effects of exchange rate changes on cash .................        --             --             (479)          --             (479)
                                                             ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .....     (24,873)           178          1,861           --          (22,834)
Cash and cash equivalents at beginning of period .........      24,953         13,682          2,749           --           41,384
                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ...............   $      80      $  13,860      $   4,610      $    --        $  18,550
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

RECENT DEVELOPMENTS

         On July 28, 2002, we announced the undertaking of a strategic review of our operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries. The review initially focused on our operations in light of the recent trend toward reduced market demand with a view to modifying our operating structure as necessary to compete in the current operating environment. We engaged financial and legal advisors to assist us in evaluating our available options. During the course of this review, when we announced our results for the second quarter of 2002, we disclosed that we believed it was likely that we would not be in compliance with the financial covenants contained in our senior bank credit facility for the quarters ending September 30, and December 31, 2002 and that we were commencing discussions on this matter with our banks. On September 18, 2002, we announced that we were reducing and consolidating our event schedule for 2003 and closing our regional office in Needham, Massachusetts.

         Notwithstanding our previous disclosure, we were in compliance with the financial covenants in our senior credit facility for the quarter ended September 30, 2002, primarily due to the inclusion in operating income of insurance proceeds for claims arising from losses incurred as a result of the events of September 11, 2001, the reversal of previously recorded accruals for production costs at our COMDEX/Fall 2001 tradeshow which were in excess of the production costs actually incurred at that tradeshow and, to a lesser extent, continuing benefits from the cost reduction and expense control programs that we initiated during the second half of 2001 (collectively, the

"Expense Reduction Programs"). However, because of the continuing difficulties being experienced in the industries we serve, we continue to believe that we will not be in compliance with these financial covenants for the quarter ended December 31, 2002. We are currently negotiating with the lenders under our senior bank credit facility seeking to obtain waivers of certain non-financial technical covenant defaults that currently exist and other modifications to the credit facility. In addition, there is substantial risk that we will be unable to pay the interest payment on our senior subordinated notes due on December 16, 2002, and we are in the early stages of discussing this development with some of the larger holders of our notes.


         As a result of the review and developments described above, our board of directors has decided we cannot continue to operate our businesses in the near term under our existing capital structure and that it would be in the best long-term interests of the holders of our shares and debt obligations to explore a possible restructuring (with or without additional capital), sale, business combination and/or other reorganization transaction which, if consummated could result in a change of control of our company. Therefore, we intend to commence a structured process through our financial advisor Houlihan Lokey Howard & Zukin to explore these alternatives shortly after our COMDEX/Fall tradeshow event, which will be held from November 18 through November 22, 2002. As part of, or after, this process, we might make a filing under Chapter 11 of the U.S. Bankruptcy Code. Our board believes that this process represents the best alternative in these difficult times for preserving the value of our brands and businesses for our stakeholders and maintaining continuity of services to our exhibitor and attendee clients.

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might occur as a result of the process described above.

         In connection with the announced closure of the regional office in Needham, Massachusetts, we anticipate that we will incur additional staff reduction severance and other charges during the fourth quarter of 2002.

         On October 23, 2002, the New York Stock Exchange (NYSE) gave notice of early termination of its sponsorship agreement. On November 1, 2002, the American Express Travel Related Service Company, Inc. gave notice of early termination of its sponsorship agreement. Pursuant to these early termination notices, the sponsorship agreements will end in the fourth quarter of 2002. These agreements contributed approximately $2.4 million to our revenue this year.

         On October 30, 2002, The Bank of New York tendered its resignation as Trustee, Registrar and Paying Agent with respect to our senior subordinated notes. The resignation will become effective when we appoint a successor trustee, which we are currently in the process of identifying.

         Bruce M. Ramer resigned as a director of our company on July 15, 2002, James A. Wiatt resigned as a director on July 25, 2002, James E. Moore resigned as a director on August 8, 2002, John A. Pritzker resigned as a director on August 23, 2002, G. Andrea Botta resigned as a director on August 28, 2002 and Pamela C. Alexander resigned as a director on October 3, 2002, in each case citing demands on their time except for Mr. Botta who did not provide a reason.

         On July 29, 2002, NYSE suspended the trading of our common stock and the NYSE commenced procedures to delist our shares from the exchange. The NYSE said it was taking this action due to the abnormally low recent selling prices of the shares. On July 31, 2002, our common stock began trading on Over-The-Counter Bulletin Board under the symbol KMED.

RESULTS OF OPERATIONS

         Our results for the three and nine months ended September 30, 2002 were adversely impacted by the continuing difficulties being experienced in the IT industry and the economy in general. In addition, our results for the three months ended September 30, 2002 and 2001 are not directly comparable because (i) the third quarter of 2001 included the results from one event that we will not hold until the fourth quarter of 2002 (our NetWorld+Interop Paris event), (ii) the third quarter of 2002 included the results from one event that we held in the second quarter of 2001 (our NetWorld+Interop Tokyo event), and (iii) we made several acquisitions in the last month of the third quarter of 2001 and in early 2002, including pulver.com's two major brands, Voice on the Net Conferences and Session Initiation Protocol Summits, significant assets of BCR Enterprises, assets comprising Next Generation Networks and Next Generation Ventures, and ExpoNova (collectively, the "Acquisitions"). The shift in timing of our NetWorld+Interop Tokyo and NetWorld+Interop Paris events and the Acquisitions make our results for the three months ended September 30, 2002 and 2001 not directly comparable and the shift in timing of our NetWorld+Interop Paris event and the Acquisitions make our results for the nine months ended September 30, 2002 and 2001 not directly comparable. Our results for the three and nine months ended September 30, 2002 also benefited from the Expense Reduction Programs.

         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

         Except as otherwise noted therein, each of the changes discussed below in (i) our actual results is attributable primarily to the absence of the results from the NetWorld+Interop Paris event in the third quarter of 2002, and a significant decrease in the size and scope of our NetWorld+Interop Atlanta and Seybold Seminars San Francisco events in the third quarter of 2002, partially offset by the inclusion in the third quarter of 2002 of the results from the NetWorld+Interop Tokyo event and, with respect to SG&A, the benefits of the Expense Reduction Programs, and (ii) our adjusted results after excluding the results from NetWorld+Interop Tokyo event from the third quarter of 2002, the results from NetWorld+Interop Paris event from the third quarter of 2001, and the results of the Acquisitions in the third quarter of 2002 and 2001 (collectively, the "Non-Comparable Results") is attributable primarily to the significant decrease in the size and scope of our NetWorld+Interop Atlanta and Seybold Seminars San Francisco events in the third quarter of 2002 as a result of the continuing difficulties in the IT industry and the economy in general.

         Our total revenue decreased $13.1 million, or 25.4%, to $38.4 million in the third quarter of 2002 from $51.5 million in the comparable period in 2001. Excluding the Non-Comparable Results, adjusted revenue in 2002 would have been $25.6 million, a decrease of $15.0 million, or 37.0%, from $40.6 million in 2001. Revenues in 2002 included $1.6 million of proceeds resulting from the recovery of an insurance claim for event interruption and cancellation for one of our events that was impacted by the events that occurred on September 11, 2001.

         Exhibitor services revenue decreased by $11.6 million, or 27.6%, to $30.4 million in the third quarter of 2002 from $42.0 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted exhibitor services revenue in the third quarter of 2002 would have been $19.3 million, a decrease of $12.2 million, or 38.7%, from $31.5 million in the comparable period of 2001. The net paid square footage decreased to 373,061 in the third quarter of 2002 from 594,659 in the comparable period of 2001. The average rental rate per square foot paid by exhibitors decreased 7.1% to $44.80 in the third quarter of 2002 from $48.24 in the comparable period of 2001. The decrease in the average rental rate per square foot paid by exhibitors was due to the inclusion of our NetWorld+Interop Tokyo event in the third quarter of 2002 which had a lower rental rate than the average rental rate for the other events we held in the third quarter of 2001. Excluding the Non-Comparable Results, adjusted net paid square footage would have decreased 58.1% in 2002 to 165,911 from 396,392 in 2001, and adjusted average rental rate per square foot paid by exhibitors would have been $50.40 in 2002, a decrease of 4.7% from $52.90 in 2001.

         Conference fees increased $0.2 million, or 7.6%, to $3.4 million in the third quarter of 2002 from $3.2 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted conference fees in the third quarter of 2002 would have been $2.6 million, a decrease of $0.6 million, or 18.1%, from $3.2 million in the comparable period of 2001. The number of participants at our conferences increased to 4,161 in the third quarter of 2002 from 2,989 in the comparable period of 2001, and the average revenue per conference participant decreased 22.7% to $829 in the third quarter of 2002 from $1,072 in the comparable period of 2001. The decrease in the average revenue per conference participant was due to the inclusion of our NetWorld+Interop Tokyo event in the third quarter of 2002 which had lower revenue per conference participant than the average revenue per conference participant for the other events we held in the third quarter of 2001. Excluding the Non-Comparable Results, the adjusted number of conference participants decreased to 2,333 in 2002 from 2,989 in 2001, and adjusted average revenue per conference attendee increased 11.2% to $1,193 in 2002 from $1,072 in 2001.

         Advertising and sponsorship revenues decreased $3.3 million, or 53.1%, to $2.9 million in the third quarter of 2002 from $6.2 million in the comparable period of 2001. Excluding the Non-Comparable Results, adjusted advertising and sponsorship revenues in 2002 would have been $2.1 million, a decrease of $3.8 million, or 64.3%, from $5.9 million in 2001.

         Cost of production decreased $3.5 million, or 19.4%, to $14.4 million in the third quarter of 2002 from $17.8 million in the comparable period of 2001. As a percentage of revenue, cost of production represented 37.5% of revenue in the third quarter of 2002 compared to 34.7% in the same period of 2001. Excluding the Non-Comparable Results, adjusted cost of production would have been $7.4 million in 2002, a decrease of $5.6 million or 43.2%, from $13.0 million in 2001. Adjusted cost of production as a percentage of adjusted revenue would have been 28.9% in the third quarter of 2002 down from 32.1% in the comparable period of 2001. This decrease was primarily due to the inclusion in revenue of the proceeds from the recovery of an insurance claim in the third quarter of 2002 and the reversal of approximately $1.8 million of accruals related to 2001 events in 2002. Based on current information, we do not have any outstanding obligation with any vendor for any 2001 event that necessitates an accrual balance as of September 30, 2002. Excluding the insurance proceeds and accrual reversals, adjusted cost of production as a percentage of adjusted revenue would have been 38.5% in the third quarter of 2002.

         Our SG&A expenses decreased $4.3 million, or 16.6%, to $21.8 million in the third quarter of 2002 from $26.1 million in the comparable period of 2001. Our SG&A expenses as a percentage of revenue were 56.8% in the third quarter of 2002 compared to 50.8% in the same period of 2001. The decrease in our SG&A expenses on a dollar basis was primarily due to the effects of the Expense Reduction Programs we initiated during the third quarter of 2001, which reduced our total employment costs through staff reductions and, to a lesser extent, lower temporary employment costs and travel and entertainment expenses.

         We recognized $0.7 million in staff reduction severance charges in the third quarter of 2002 compared to $0.3 million in same period of 2001. These charges related to severance and termination benefit costs incurred during these periods. The increase in 2002 compared to 2001 related principally to staff reductions in connection with the announced future closing of our Needham, Massachusetts office in December 2002.

         In connection with the strategic review performed during the third quarter of 2002, we conducted a review of our goodwill and intangible assets and recorded an additional non-cash charge of $300.0 million to reduce the value of goodwill and other intangibles related to our portfolio of reporting units to their estimated fair value. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the information technology and networking industries we service as shown by the significant decline in our results of operations. We used a combination of discounted cash flow methodology and relative market measures to determine fair value.

         Non-cash stock-based compensation increased $7.6 million to $0.6 million of expense in the third quarter of 2002 from $7.0 million of income in the comparable period of 2001. The increase was attributable to the reversal of previously recorded expense, resulting from the application of variable accounting valuation principles.

         Other income (expense), net increased $0.6 million or 6.6%, to expense of $10.3 million in the third quarter of 2002 from expense of $9.6 million in the comparable period of 2001. The increase was attributable to a higher net interest expense that resulted from a slightly higher average interest rate (including amortization of deferred financing costs) on our primary debt obligations in 2002 than in 2001.

         As a result of the foregoing, our EBITDA decreased by $313.4 million, or 2,215.7%, to a lose of $299.3 million in the third quarter of 2002 from $14.1 million in the comparable period of 2001. After adjusting to exclude non-cash stock based compensation and staff reduction severance costs in both periods and reduction of goodwill and other intangibles in 2002, our adjusted EBITDA would have been $2.0 million in the third quarter of 2002 compared to $7.4 million in the same period of 2001. Excluding the Non-Comparable Results, our adjusted EBITDA would have been a loss of $2.7 million in 2002, down $4.3 million from adjusted EBIDTA of $1.6 million in 2001.

         In the event that the economic downturn continues for a prolonged period of time, or conditions change as a result of the process currently contemplated as discussed above in "Recent Developments", the value of goodwill and intangible assets may vary from current estimates; accordingly, additional impairment charges may be recorded in future periods.

         Depreciation and amortization decreased $5.9 million, or 57.1%, to $4.5 million in the third quarter of 2002 from $10.4 million in the comparable period of 2001. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002 and the elimination of depreciation expense for fixed assets that were fully depreciated in the first half of 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $3.2 million of amortization expense in the third quarter of 2002 related to goodwill and intangible assets with indefinite useful lives.

         We are recording a provision for income tax of $1.9 million in the third quarter of 2002 resulting from our international operations. We did not record any benefit resulting from our domestic operating losses. A full valuation allowance has been provided to reduce the value of our deferred tax assets to nil due to the uncertainty of their future realization.

         As a result of the foregoing, we incurred a net loss of $315.7 million in the third quarter of 2002 compared to net loss of $3.7 million in the same period of 2001.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         Except as otherwise noted therein, each of the changes discussed below is attributable primarily to the adverse impact of continuing difficulties in the IT industry and the economy in general on the major events we held during the first nine months of 2002 and, to a lesser extent, the absence of the results from our NetWorld+Interop Paris event in the third quarter of 2002, partially offset by the inclusion of the results from the

Acquisitions for nine months in 2002 compared to only one month in 2001 and, with respect to SG&A, the benefits of the Expense Reduction Programs. The major events we held during the first nine months of 2002 were our Seybold Seminars New York, COMDEX Chicago, JavaOne , NetWorld+Interop Las Vegas, NetWorld+Interop Atlanta, NetWorld+Interop Tokyo and Seybold Seminars San Francisco events (collectively, the "Major Events").

         Our total revenue decreased $63.6 million, or 36.3%, to $111.6 million for the nine months ended September 30, 2002 from $175.2 million in the comparable period of 2001. Excluding the results of the NetWorld+Interop Paris event from the first nine months of 2001 and the results from the Acquisitions from the first nine months of 2002 and 2001 (collectively, the "Nine Month Non-Comparable Results"), revenue for the first nine months of 2002 would have been $99.5 million, a decrease of $64.5 million, or 39.3%, from $164.0 million in 2001.

         In connection with our Major Events, exhibitor services revenue was lower in the first nine months of 2002 compared to the same period in 2001 due to a decrease in the amount of net paid square footage and exhibitor related revenue at each of our Major Events. The decrease in the amount of net paid square footage was partially off-set by increases in the rental rate per square foot paid by exhibitors for our Seybold Seminars New York, COMDEX Chicago and Seybold Seminars San Francisco events. Our conference revenue from the Major Events in 2002 was lower in the first nine months of 2002 compared to the same period in 2001 due to the decreases in the number of conference participants and the average revenue per conference participants. The revenue from advertising and sponsorship for the Major Events was lower in 2002 compared to the same period in 2001 due to a reduction in the number of advertisers and sponsors.

         Exhibitor services revenue decreased by $45.7 million, or 37.1%, to $77.5 million for the nine months ended September 30, 2002 from $123.2 million in the comparable period of 2001. Excluding the Nine Month Non-Comparable Results, adjusted exhibitor revenue for 2002 would have been $69.7 million, a decrease of $43.5 million, or 38.4%, from $113.2 million in 2001. The net paid square footage decreased to 858,344 for the nine months ended September 30, 2002 from 1,562,888 in the comparable period of 2001. The average rental rate per square foot paid by exhibitors decreased 5.5% to $47.85 for the nine months ended September 30, 2002 from $50.64 in the comparable period of 2001. This decrease in net paid square footage was primarily due to lower net square footage from our Major Events and the exclusion of the NetWorld+Interop Paris event partially off-set by the inclusion of net square footage from the Acquisitions, in each case in the nine months ended September 30, 2002. The decrease in the average rental rate per square foot paid by exhibitors was principally due to the lower than average rate for our COMDEX Nordic event acquired through ExpoNova and our NetWorld+Interop Tokyo event. The COMDEX Nordic and NetWorld+Interop Tokyo events represented approximately 10% and 25%, respectively, of the total net square footage for the nine months ended September 30, 2002 and had a rental rate per square foot that was approximately 50% and 85%, respectively, of the average rental rate for this period. Excluding the Nine Month Non-Comparable Results, adjusted net paid square footage would have decreased 44.6% in 2002 to 755,654 from 1,364,621 in 2001, and adjusted average rental rate per square foot paid by exhibitors would have been $50.19 in 2002, a decrease of 4.1% from $52.34 in 2001.

         Conference fees decreased $10.2 million, or 31.9%, to $21.8 million for the nine months ended September 30, 2002 from $32.0 million in the comparable period of 2001 primarily due to lower conference attendance at the Major Events partially off-set by the inclusion of operating results from the Acquisitions, in each case in the nine months ended September 30, 2002. Excluding the Nine Month Non-Comparable Results, adjusted conference fees would have been $17.9 million in 2002, a decrease of $13.7 million, or 43.3%, from $31.6 million in 2001. The number of participants at our conferences decreased to 16,492 for the nine months ended September 30, 2002 from 21,514 in the comparable period of 2001, and the average revenue per conference participant decreased 11.1% to $1,320 for the nine months ended September 30, 2002 from $1,485 in the comparable period of 2001. The decrease in the number of participants was primarily due to lower conference participant attendance at our Major Events partially off-set by the inclusion of participant attendance from the Acquisitions, in each case in the nine months ended September 30, 2002. The decrease in the average revenue per conference participant was due to the lower than average revenue per conference participant from our COMDEX Nordic event acquired through ExpoNova. This event represented approximately 10% of the total conference attendance for the nine months ended September 30, 2002 and had a revenue per conference participant amount that was approximately 15% of the average revenue per conference participant for this period. Excluding the Nine Month Non-Comparable Results, adjusted conference participant attendance would have decreased 33.3% in 2002 to 14,355 from 21,514 in 2001, and adjusted average revenue per conference participant would have been $1,423 in 2002, a decrease of 4.2% from $1,485 in 2001.

         Advertising and sponsorship revenues decreased $9.2 million, or 46.2%, to $10.7 million for the nine months ended September 30, 2002 from $20.0 million in the comparable period of 2001 primarily due to lower advertising and sponsorship revenues from our Major Events and the exclusion of the NetWorld+Interop Paris event, partially off-set by the inclusion of operating results from the Acquisitions, in each case in the nine months ended September 30, 2002. Excluding the Nine Month Non-Comparable Results, adjusted advertising and sponsorship revenues for 2002 would have been $10.2 million, a decrease of $8.9 million or 46.5%, from $19.1 million in 2001.

         Cost of production decreased $16.6 million, or 28.4%, to $41.8 million for the nine months ended September 30, 2002 from $58.4 million in the comparable period of 2001. As a percentage of revenue, cost of production represented 37.5% of revenue for the nine months ended September 30, 2002 compared to 33.4% in the same period of 2001. The aggregate dollar decreases in the cost of production was primarily due to lower costs at the Major Events and, to a lesser extent, the exclusion of the NetWorld+Interop Paris event, partially offset by the inclusion of operating results from the Acquisitions, in each case in the nine months ended September 30, 2002. Excluding the Nine Month Non-Comparable Results, adjusted cost of production would have been $34.9 million in 2002, a decrease of $19.0 million or 35.2%, from $53.9 million in 2001. Adjusted cost of production as a percentage of adjusted revenue would have been 35.1% for the nine months ended September 30, 2002 up from 32.9% in the comparable period of 2001. This increase was primarily due to additional higher margin revenue from sources such as management fees and sponsorship revenue for the nine months ended September 30, 2001 compared to the same period in 2002.

         Our SG&A expenses decreased $12.7 million, or 16.1%, to $66.1 million for the nine months ended September 30, 2002 from $78.8 million in the comparable period of 2001. Our SG&A expenses as a percentage of revenue were 59.2% for the nine months ended September 30, 2002 compared to 45.0% in the same period of 2001. The decrease in our SG&A expenses on a dollar basis was primarily due to the effects of the Expense Reduction Programs we that we initiated during the second half of 2001. These reductions were partially off-set by incremental SG&A expenses attributable to the Acquisitions. Excluding the increases of SG&A expenses attributable to the Acquisitions from the nine months ended September 30, 2002 and 2001, our adjusted SG&A expenses would have been $62.4 million in 2002, a decrease of $16.1 million, or 20.5%, from $78.5 million in 2001. As a percentage of adjusted revenue, adjusted SG&A expenses represent 62.7% of revenue in 2002 compared to 47.9% in the same period of 2001. This increase was primarily attributable to reduced revenue contributions from like events in the third quarter of 2002 compared to the same period in 2001.

         We recognized $1.6 million in staff reduction severance charges for the nine months ended September 30, 2002 compared to $0.3 million in same period of 2001. The increase in 2002 compared to 2001 related principally to staff reductions in connection with the announced closing of our Needham, Massachusetts office in December 2002.

         In connection with the strategic review performed during the third quarter of 2002, we conducted a review of our goodwill and intangible assets and recorded an additional non-cash charge of $300.0 million to reduce the value of goodwill and other intangibles related to our portfolio of reporting units to their estimated fair value. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the information technology and networking industries we service as shown by the significant decline in our results of operations. We used a combination of discounted cash flow methodology and relative market measures to determine fair value.

         Non-cash stock-based compensation increased $3.1 million to $1.3 million of expense for the nine months ended September 30, 2002 from $1.8 million of income in the comparable period of 2001. The increase was attributable to the reversal of previously recorded expense, resulting from the application of variable accounting valuation principles.

         Other income (expense), net increased $4.0 million or 15.7%, to an expense of $29.9 million for the nine months ended September 30, 2002 from an expense of $25.8 million in the comparable period of 2001. The increase was attributable to the inclusion of $6.7 million of income from the GES agreement to settle in the first nine months of

2001, partially offset by a lower net interest expense that resulted from lower average interest rates on our primary debt obligations in 2002 than in 2001. For the nine months ended September 30, 2002, our average interest rate (including amortization of deferred financing costs) on our primary debt obligations was under 11.0%, while our rate for the comparable period of 2001 was over 12.0%. The higher rate in 2001 was principally due to the amortization of a discount on our Zero Coupon Debentures that we retired in June 2001.

         As a result of the foregoing, our EBITDA for the nine months ended September 30, 2002 was a loss of $299.6 million, down from $46.0 million in the comparable period of 2001. After adjusting to exclude non-cash stock based compensation and staff reduction severance costs in both periods and reduction of goodwill and other intangibles in 2002, our adjusted EBITDA would have been $3.3 million for the nine months ended September 30, 2002 compared to $44.5 million in the comparable period of 2001. After excluding the Nine Month Non-Comparable Results, our adjusted EBITDA would have been $2.0 million in 2002, down $36.1 million from our adjusted EBIDTA of $38.1 million in 2001.

         Depreciation and amortization decreased $12.8 million, or 43.8%, to $16.4 million for the nine months ended September 30, 2002 from $29.2 million in the comparable period of 2001. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002 and the elimination of depreciation expense for fixed assets that were fully depreciated in the first half of 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $9.6 million of amortization expense for the nine months ended September 30, 2002 related to goodwill and intangible assets with indefinite useful lives.

         The benefit for income tax decreased $0.7 million, or 15.8%, to a benefit for income tax of $3.9 million for the nine months ended September 30, 2002 from a benefit of $4.6 million in the comparable period in 2001. As a percentage of loss before income taxes, extraordinary items and the cumulative effect of accounting change, this balance represents 1.13% for the nine months ended September 30, 2002 compared to 29.85% in the same period of 2001. No benefit in excess of the $3.9 million was recorded for the nine months ended September 30, 2002 as we have provided a full valuation allowance against our deferred tax assets.

         In connection with the adoption of SFAS No. 142, on January 1, 2002 we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million. This amount represents the difference between the fair value and carrying value of goodwill and other intangibles related to the COMDEX reporting unit as of January 1, 2002.

         As a result of the foregoing, we incurred a net loss of $386.2 million for the nine months ended September 30, 2002 compared to net loss of $20.2 million in the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2002, our balance of cash and cash equivalents was $18.6 million and we had a working capital deficit of $33.7 million compared to cash and cash equivalents of $28.0 million and working capital deficit of $64.2 million in the comparable period of 2001. This decrease in cash and cash equivalents was principally due to the cash portion of our net loss and a reduction in net working capital, partially offset by purchase price escrow amounts relating to the Acquisitions that were returned to us, in each case during the nine months ended September 30, 2002.

         During the nine month period ended September 30, 2002, we met our liquidity needs principally through cash on hand and the return of purchase price escrow amounts relating to the Acquisitions. Net cash used in operating activities was $37.2 million in this nine month period, compared to net cash provided by operating activities of $22.8 million in the same period of 2001. This decrease is primarily attributable to the cash portion of our net loss and a reduction in net working capital.

         Net cash provided by investing activities was $15.0 million in the nine months ended September 30, 2002, compared to net cash used in investing activities of $118.4 million in the same period in 2001. The activity for 2002 related to $17.4 million of purchase price escrow amounts relating to the Acquisitions returned to us, partially offset by $1.9 million used to acquire a business and $0.5 million used to purchase property and equipment. The activity for 2001 related to $106.2 million used in business combinations and $12.1 million used to purchase property and equipment.

         Net cash used in financing activities was $0.2 million in the nine months ended September 30, 2002, compared to net cash provided by financing activities of $14.1 million in the same period of 2001. The activity for 2002 related to payments associated with issuance of preferred stock in the fourth quarter of 2001, while the activity in 2001 related to the refinancing of indebtedness.

         We anticipate that our capital expenditures for 2002 will total approximately $1.0 million, principally related to ongoing infrastructure initiatives, and replacement and upgrades of property and equipment.

         We were in compliance with the financial covenants included in our borrowing agreements as of September 30, 2002, primarily due to the inclusion in operating income of insurance proceeds for claims arising from losses incurred as a result of the events of September 11, 2001, the reversal of previously recorded accruals for production costs at our COMDEX/Fall 2001 tradeshow which were in excess of the production costs actually incurred at that tradeshow and, to a lesser extent, continuing benefits from the Expense Reduction Programs. In order to remain in compliance with our senior bank revolving credit facility, among other things, we must generate sufficient EBITDA from our events so that we maintain at the end of each quarterly period the following required pro forma EBITDA: $1.0 million for September 30, 2002; $34.0 million for December 31, 2002; and a loss of $16.0 million for March 31, 2003.

         So far in 2002, we have held seven of our major events, Seybold Seminars New York, COMDEX Chicago, JavaOne , NetWorld+Interop Las Vegas, NetWorld+Interop Atlanta, NetWorld+Interop Tokyo and Seybold Seminars San Francisco. Each of the events occurring in the United States was adversely impacted by the continuing difficulties in the IT industry and the economy in general. We expect the same will be true of our COMDEX Las Vegas tradeshow, which we will hold between November 18 and 22, 2002.

         While we were in compliance with the financial covenants in our senior credit facility for the quarter ended September 30, 2002, because of the continuing difficulties being experienced in the industries we serve, we continue to believe that we will not be in compliance with these financial covenants for the quarter ended December 31, 2002. We are currently negotiating with the lenders under our senior bank credit facility seeking to obtain waivers of certain non-financial technical covenant defaults that currently exist and other modifications to the credit facility. In addition, there is substantial risk that we will be unable to pay the interest payment on our senior subordinated notes due on December 16, 2002, and we are in the early stages of discussing this development with some of the larger holders of our notes.

         If we fail to comply with the financial covenants in our senior bank revolving credit facility and are unable to successfully modify and amend those financial covenants or are unsuccessful in obtaining waivers with respect to our noncompliance, our lenders have the option to require us to immediately repay all our borrowings under the facility. We do not currently have sufficient funds to make such a repayment. In addition, any acceleration of the borrowings under our senior bank credit facility or failure to pay any scheduled interest payments on our senior subordinated notes would be an event of default in respect of our senior subordinated notes and could result in the acceleration of the maturity of those notes (although the subordination provisions of the notes would require the prior payment of the bank borrowings). We do not currently have sufficient funds to repay our senior subordinated notes in full.

         In connection with the announced closure of the regional office in Needham, Massachusetts, we anticipate that we will incur additional staff reduction severance and other charges during the fourth quarter of 2002.

         Following is a summary of our contractual obligations in excess of one year from September 30, 2002 (in millions):

                                           Three Months
                                             Ending                 Year ending December 31,
                                           December 31,   -------------------------------------------
                                              2002         2003        2004         2005        2006      Thereafter      Total
                                           ------------   ------      -------      ------      ------     ----------      -----
Long-term debt ..........................    $  --        $  --       $  80.0      $  --       $  --       $  290.0      $  370.0
Operating leases ........................       1.4          5.9          6.2         6.3         5.6          10.2          35.6
Total contractual cash
   obligations ..........................    $  1.4       $  5.9      $  86.2      $  6.3      $  5.6      $  300.2      $  405.6


         At September 30, 2002, we have $20.0 million unused borrowings under our senior bank credit facility before considering the $1.8 million letter of credit outstanding.

         In connection with the acquisition of businesses during 2001 and in January 2002, a portion of the purchase price in each transaction was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of September 30, 2002, the following table lists the amounts currently held in escrow:

                                     Amount
                                     ------
         NGN Assets ............     $8,831
         ExpoNova ..............        338
                                     ------
                                     $9,169
                                     ======


SEASONALITY

         Our revenue is highly seasonal, but our cash flows are more stable. This is because our customers pay us for an event during the 12 months preceding the event, but we do not recognize the payments we receive as revenue until the event occurs. Historically, our largest events occur in the second quarter (NetWorld+Interop, Las Vegas) and the fourth quarter (COMDEX/Fall). As a result, the majority of our revenue is recorded in these quarters. We may also experience seasonal fluctuations as events held in one quarter in one year may be held in a different quarter in other years.

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

         Based on the evaluation performed to adopt SFAS No. 142, along with continuing difficulties being experienced in the IT industry and declining operating results, we recorded a non-cash charge of $344.6 million, net of tax benefit of $80.4 million, to reduce the carrying value of the COMDEX reporting unit to its estimated fair value. We utilized a combination of discounted cash flow methodology and relative market measures that involve judgment and estimation to determine fair value. In connection with the strategic review performed during the third quarter of 2002, we conducted a review of our goodwill and intangible assets and recorded an additional non-cash charge of $300.0 million to reduce the value of goodwill and other intangibles related to our portfolio of reporting units to their estimated fair value. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the information technology and networking industries we service as shown by the significant decline in our results of operations. We used a combination of discounted cash flow methodology and relative market measures to determine fair value. For additional information regarding long-lived assets, see Note 7, "Goodwill and Other Intangible Assets - Adoption of Statement No. 142" included in the Consolidated Financial Statements (unaudited) appearing elsewhere in this Form 10-Q.

         In the event that the economic downturn continues for a prolonged period of time, or conditions change as a result of the process currently contemplated as discussed above in "Recent Developments", the value of goodwill and intangible assets may vary from current estimates; accordingly, additional impairment charges may be recorded in future periods.

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

         Currencies. We maintain operations, cash and other assets in Europe, Japan, Canada, and Latin America. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

ITEM 4.       CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1.4 million. We entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1.7 million greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6.5 million, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A, (vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711,111 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711,111 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. The value of these assets is currently in dispute. On August 21, 2002, Interface filed a parallel action against Key3Media Events in the Superior Court, County of Los Angeles, State of California. Key3Media Events moved to have the California action dismissed or stayed. On October 2, 2002, with the exception of any attachment proceedings in California, the California action was stayed. Thereafter, Interface applied for and received a right to attach up to $711,111 of

Key3Media Events' assets in California. Based upon the dispute as to the value of the assets attached in Massachusetts, on November 5, 2002, the California court stayed Interface's right to execute the attachment of Key3Media Events' assets in California. On October 12, 2002, Interface filed a motion with the court in Massachusetts to increase the attachment amount to the full amount of rent claimed by Interface.

         Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada, Inc. counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to COMDEX/Fall 2000 and over $2.0 million arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortuous interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10,000 and punitive damages in excess of $10,000 and declaratory relief. A jury trial was scheduled for October 22, 2002, however, at the joint request of the parties the trial was postponed until January 21, 2003. Discovery is ongoing.

         On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $451,983 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10.5 million and punitive damages of $10.0 million. On or about April 12, 2002, Krause and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortuous interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10.5 million and punitive damages of $10.0 million. On or about August 30, 2002, E.J. Krause & Associates, Inc. filed a similar answer and counterclaim.

         On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10.0 million, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events' subsequent motion for reconsideration was denied. On or about July 26, 2002 Krause filed an answer and counterclaim for breach of contract, unjust enrichment, fraudulent indictment to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10.7 million and punitive damages of $10.0 million.

         On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued us for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of our event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, we sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of our event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9.1 million and $52.4 million with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to our insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. We and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to dismiss or stay the California action. The New York court has not yet rendered a decision on our pending motion to dismiss or stay the New York action.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              None

     (b)      Reports on Form 8-K

              On July 12, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) concerning our continued listing on the New York Stock Exchange.

              On July 17, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of Bruce M. Ramer as a director of Key3Media.

              On July 30, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of James A. Wiatt as a director of Key3Media.

              On August 12, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of James E. Moore as a director of Key3Media.

              On August 14, 2002, we filed a Current Report on Form 8-K (Item 9) concerning the signing of the certifications required by Section 906 of the Sarbanes-Oxley Act.

              On August 28, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of John A. Pritzker as a director of Key3Media and announcing an adjustment to the purchase price and escrow arrangement for our Voice on Net Conferences and Sessions Initiation Protocol Summits acquisition.

              On August 30, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of G. Andrea Botta as a director of Key3Media.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KEY3MEDIA GROUP, INC.


                                        By:     /s/ Peter B. Knepper
                                             ----------------------------------
                                             Name:  Peter B. Knepper
                                             Title: Executive Vice President and
                                                    Chief Financial Officer


Date: November 14, 2002

                                  CERTIFICATION

I, Fredric D. Rosen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Key3Media Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/Fredric D. Rosen
                                             -----------------------------
                                             Name:  Fredric D. Rosen
                                             Title: Chief Executive Officer and
                                                    Chairman of the Board


Date: November 14, 2002

                                  CERTIFICATION

I, Peter B. Knepper, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Key3Media Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Peter B. Knepper
                                             -----------------------------
                                             Name:  Peter B. Knepper
                                             Title: Executive Vice President and
                                                    Chief Financial Officer


Date: November 14, 2002