Form 10-K
period 2002-12-31
KEY3MEDIA GROUP INC
filed 2003-04-15
CIK 1113674

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER: 001-16061

                              KEY3MEDIA GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     95-4799962
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       identification no.)

    5700 WILSHIRE BLVD., SUITE 325
            LOS ANGELES, CA                                  90036
(Address of principal executive offices)                  (Zip Code)

                                 (323) 954-6000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Title of each class:

                     Common stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[ ] No[X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:[X]

         As of April 2, 2003 there were 68,531,919 shares of the registrant's common stock outstanding.

         Based upon the March 31, 2003 closing price of $0.0036 per share, the aggregate market value of the Registrant's outstanding common stock held by non-affiliates is approximately $113,773. (If all the Registrant's convertible preferred stock had been converted on such date, the aggregate market value would be approximately $180,778.)

================================================================================

                              KEY3MEDIA GROUP, INC.

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

FORM 10-K ITEM NUMBER                                                                                             PAGE NO.
---------------------                                                                                             --------
PART I.........................................................................................................       1
     Item 1.      Business.....................................................................................       1
     Item 2.      Properties...................................................................................      15
     Item 3.      Legal Proceedings............................................................................      15
     Item 4.      Matters Submitted to a Vote of Security Holders..............................................      17

PART II........................................................................................................      18
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................      18
     Item 6.      Selected Financial Data......................................................................      19
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations........      21
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................................      36
     Item 8.      Financial Statements and Supplementary Data..................................................      36
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........      36

PART III.......................................................................................................      36
     Item 10.     Directors and Executive Officers of the Registrant...........................................      36
     Item 11.     Executive Compensation.......................................................................      38
     Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................      48
     Item 13.     Certain Relationships and Related Transactions...............................................      49

PART IV........................................................................................................      50
     Item 14.     Controls and Procedures......................................................................      50
     Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................      50

Signatures.....................................................................................................      56
Power of Attorney..............................................................................................      57
Index To Financial Statements And Financial Statement Schedule.................................................     F-1

                           FORWARD LOOKING STATEMENTS

                  Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements," including statements about Key3Media Group, Inc.'s ("KeyMedia") future results, plans and goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can find many (but not all) of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause Key3Media's actual results to differ materially from those expressed or implied in this release. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. On February 3, 2003, Key3Media voluntarily filed for protection and reorganization under the federal bankruptcy code as a result of declining operating profits caused in part by the persistent difficulties experienced by participants in the IT industry and the related reductions in IT marketing budgets, a general downturn in the economy and the continuing adverse consequences of the September 11, 2001 terrorist attacks on the travel industry which have been further negatively impacted by the commencement of hostilities in Iraq during March 2003. Each of these developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on our businesses, results of operations or financial condition. We discuss some of these and other factors that could cause actual results to differ from those expressed or implied by forward looking statements in "Item 1 -- Business -- Certain Factors That May Affect Our Businesses". We do not plan to update any forward-looking statements.

                                     PART I

                                 KEY RISK FACTOR

         WE HAVE FILED FOR PROTECTION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BELIEVE OUR SHARES HAVE NO VALUE

                  As a result of the continuing difficulties being experienced by our operations, our high debt load and the other factors described in "Item 1 -- Business", we filed for protection and reorganization under chapter 11 of the U.S. Bankruptcy Code on February 3, 2003. We are seeking approval of a plan of reorganization which, if completed, will discharge any and all interests or claims that holders of our common stock and preferred stock have with respect to our company and its assets. As a result, we believe our shares no longer have any value and do not believe any investor should pay anything for such shares. Under the expected plan of reorganization, holders of our 11.25% Senior Subordinated Notes due 2011 (the "Notes") other than Thomas Weisel Capital Partners and certain of its affiliates (collectively, "TWCP") will share ratably with other unsecured creditors in distributions of $2.5 million in cash, 40% of the net proceeds of an insurance claim up to a maximum of $4 million, warrants to purchase up to 5% of the reorganized company's equity with a strike price at the reorganization value, and potential additional minor assets that remain subject to final negotiation. TWCP has agreed to forego its pro rata share of the foregoing distributions. Although it is not possible to predict with certainty what the ultimate distributions will be to those holders of our Notes, it is virtually certain that whatever they receive will, in present value terms, represent only a very small percentage of the aggregate principal amount of, and accrued interest on, our Notes. Accordingly, we believe our Notes have very little value and any potential purchaser of our Notes should proceed with extreme caution. If our company is liquidated instead of reorganized, we believe that the holders of our shares and the holders of our Notes would likely receive nothing. For a more detailed description of the risks involved with our company, see "Item 1 -- Business -- Risk Factors".

ITEM 1.  BUSINESS

         IMPORTANT CAUTIONARY NOTE CONCERNING THE DESCRIPTION OF OUR BUSINESS

                  As described above in "Key Risk Factor" and below in "Risk Factors", we have filed for protection under chapter 11 of the U.S. Bankruptcy Code. We do not know whether we will successfully reorganize our company. In the event we do, we expect the nature and scope of our operations will be significantly different and much more limited than they have been historically. The description of our business set forth in the following paragraphs describes our businesses as they were conducted through December 31, 2002, the period through which we have included financial statements. If we are able to reorganize successfully, we expect to produce a total of 19 tradeshow and conference events in 2003, down from 26 in 2002, focusing on a single national event for each of our major brands and continue to operate in the United States out of our principal west coast locations in Los Angeles and Foster City after the closure of our office in Needham, Massachusetts in December 2002.

                  Key3Media Group, Inc. was incorporated in 2000 to hold Ziff-Davis Inc.'s portfolio of tradeshow businesses. We were spun off from Ziff-Davis in August 2000. Our principal executive offices are located at 5700 Wilshire Blvd., Suite 325, Los Angeles, CA 90036, our telephone number is (323) 954-6000 and our Internet website is http://www.key3media.com. We are a reporting company that files reports with the Securities and Exchange Commission (the "SEC"). Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or at the SEC's Internet website http://www.sec.gov. Information about the SEC can be obtained by calling 1-800-SEC-0330. When we use the terms "Key3Media", "Registrant", "we" and "our", we mean, prior to the spin-off, the portfolio of tradeshow and other event businesses formerly held by Ziff-Davis Inc. and, after the spin-off, Key3Media Group, Inc., a Delaware corporation, and its subsidiaries.

                  We produce, manage and promote a portfolio of tradeshows, conferences and other events for the information technology, or IT, industry. Our events provide community, content and commerce for vendors, resellers, large volume end-users and others involved in the IT industry, including consultants and other advisors. In 2002, we provided face-to-face marketplaces for business-to-business marketing, sales and education in the IT industry for more than 530,000 participants at 26 owned and operated events, including co-located events.

                  In 2002, our COMDEX and NetWorld+Interop events were the top two business-to-business IT industry tradeshow brands in the United States when measured by revenue from exhibit space rentals based on statistical data obtained from Tradeshow Week, a leading industry publication. We also produce customized events for specific IT vendors and specific segments of the IT industry. At our events, we rent space to exhibitors and receive commissions from third parties who provide services to our exhibitors. We also charge fees for conferences and sell advertising and sponsorships. In 2002, our revenue was $151.5 million and our net loss was $795.9 million.

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

                  Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2002 tradeshow was the largest business-to-business tradeshow in the United States for any industry when measured by revenue from exhibit space rentals and attendance (including exhibitor personnel). In 2002, we offered 12 COMDEX events in 10 countries and our owned and operated COMDEX events generated about 22% of our revenue. Our NetWorld+Interop tradeshows focus on the networking, Internet and telecommunications sectors of the IT industry, although our shows outside the United States also address broader aspects of the IT industry. In 2002, we held four NetWorld+Interop tradeshows in three countries and we owned and operated all of them. These four NetWorld+Interop tradeshows generated approximately 34% of our revenue in 2002.

                  We currently employ approximately 350 people, including sales, marketing, operational and corporate service personnel. Of these, approximately 280 are in the United States and the balance are in France, Sweden, Japan and Canada. We also employ temporary personnel from time to time. None of our United States employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

                  With the recent difficulties experienced in the IT industry, exhibitors have become much more selective in choosing events and more sensitive to the returns they can generate from their marketing investments. Exhibitors consider not only exhibit space rental costs, but also other event-related costs such as exhibit design and production, transportation, travel, lodging and entertainment costs and event-related promotions. We believe that our revenues, net paid square footage of exhibit space and conference participants have been adversely affected by the persistent difficulties experienced by participants in the IT industry and the related reductions in IT marketing budgets, a general downturn in the economy and the continuing adverse consequences of the September 11, 2001 terrorist attacks on the travel industry which have been further negatively impacted by the commencement of hostilities in Iraq during March 2003. See "Certain Factors That May Affect Our Businesses" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

OUR EVENTS

                  In 2002, we produced 26 owned and operated events, including co-located events. In 2002, these events were attended by a total of more than 530,000 participants. In addition to the events we own and operate, we license our brands to foreign tradeshow operators for use in connection with 7 events held outside of the United States. We refer to these as our international contract events. Most of our international contract events are operated under the COMDEX or NetWorld+Interop brands.

                  Generally, our events have three features in common, although the emphasis may vary:

                  - an exposition floor on which exhibitors and attendees
                    interact face-to-face;

                  - conferences designed to inform and educate IT professionals;
                    and

                  - keynote speakers and product launches.

                  We produce events under a number of different brand names, including COMDEX, NetWorld+Interop, Seybold Seminars, JavaOne, and BCR/NGN. Our two most important brands in terms of revenues are COMDEX and NetWorld+Interop. We classify our events as "horizontal" events if they cover the full spectrum of the IT industry and "vertical" events if they focus only on particular segments of the IT industry. Our COMDEX tradeshows are horizontal events and all our other events are vertical. NetWorld+Interop and Seybold Seminars are our largest vertical events. Our JavaOne conference is our largest customized event. VoiceCon, Opticon, Next Generation Networks and Next Generation Ventures are vertical events that focus on the networking and Internet Protocol communication industries. In addition to our branded events, we conduct a series of customized vertical events through our Studios division.

                  The following table summarizes the scope and reach of our principal branded and customized events:

       NAME                TYPE              TARGET AUDIENCE                 FOCUS               2002 LOCATIONS
--------------------     ----------     --------------------------   ---------------------   -----------------------
COMDEX                   Horizontal     Full spectrum of IT          Chief information       Athens, Basel, Beijing,
                                        industry                     officers, chief         Chicago, Gotenborg,
                                                                     technology officers,    Jeddah, Las Vegas,
                                                                     business managers and   Paris, Sao Paulo,
                                                                     corporate consumers     Seoul, Toronto,
                                                                                             Vancouver
NetWorld+Interop         Vertical       Network engineers and        Computer networking,    Atlanta, Las Vegas,
                                        developers                   the Internet and        Paris, Tokyo
                                                                     telecommunications
Seybold Seminars         Vertical       Publishing professionals     Web and desktop         New York, San Francisco
                                        and web designers            publishing and print
JavaOne                  Vertical       Independent and enterprise   Java technology         San Francisco
                                        software platform
                                        developers
BCR/NGN                  Vertical       Network engineers,           Networking, Internet    Burlingame, Boston, San
-   VoiceCon                            developers and Venture       Protocol                Jose, Washington D.C.
-   Opticon                             Capitalists
-   Next Generation
    Networks

       NAME                TYPE              TARGET AUDIENCE                 FOCUS               2002 LOCATIONS
--------------------     ----------     --------------------------   ---------------------   -----------------------
-   Next Generation
    Ventures
CRM/Support Services     Vertical       Business managers            Help desk and           San Diego
                                                                     technical support
Studios                  Vertical       Various                      IT needs of specific    Various
                                                                     vendors and markets

         COMDEX

                  Our COMDEX tradeshows cover the full spectrum of the IT industry. Our COMDEX Fall 2001 tradeshow was the largest tradeshow in the United States when measured by revenue from exhibitor space rentals and attendance (including exhibitor personnel). In 2002, we offered 12 COMDEX tradeshows in 10 countries.

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

                  IT and Internet technologies form an integral part of our COMDEX tradeshows. While maintaining our coverage of the full spectrum of the IT industry, we are currently highlighting nine key technology areas:

                  - Information Security -- Security will be a top spending priority for companies throughout 2003. COMDEX will focus on information security, biometrics, anti-virus, firewalls, security services and security management software.

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

                  Our COMDEX Fall tradeshow is a five-day tradeshow we hold in Las Vegas in November of each year. Although we offer other COMDEX shows, COMDEX Fall is the single tradeshow that brings the entire IT industry together. COMDEX Fall has international appeal. It includes a large number of country- and region- sponsored pavilions designed to introduce attendees to the products and technologies from their local regions. In 2002, it was attended by over 10,000 international attendees. In total, COMDEX Fall 2002 was attended by more than 1,000 exhibitors occupying 325,000 square feet of exhibitor space and over 120,000 attendees. In 2002, exhibitors for COMDEX Fall included: Microsoft Corporation, Hewlett-Packard Co., Nokia Corp, Samsung Electronics Co., Palm Inc., Computer Associates International, Inc., and Xerox Corporation.

                  Despite a recovery in 2000, our COMDEX Fall tradeshow experienced a decline in revenues, exhibit space rentals and attendees in 2002, and 2001. We believe that the declines in 2001 were due primarily to adverse conditions in the IT industry and the events of September 11th and their effect on travel. Moreover, we believe the declines in 2002 resulted from the prolonged downturn in the IT industry and the related reductions in marketing budgets compounded by the absence of the new product introductions that generally act to draw audiences to events and the continuing adverse consequences of September 11 on travel budgets.

         NETWORLD+INTEROP

                  Our NetWorld+Interop tradeshows are our largest branded vertical events. They focus on the rapidly growing and converging fields of computer networking, the Internet and telecommunications, although our shows outside the United States also address broader aspects of the IT industry.

                  Our largest NetWorld+Interop tradeshow is held each year in Las Vegas and, in 2002, was the second largest business-to-business IT tradeshow in the United States when measured by revenue from exhibit space rentals. In 2002, our owned and operated NetWorld+Interop events generated approximately 34% of our revenues. In 2002, our NetWorld+Interop tradeshow in Las Vegas had approximately 470 exhibiting companies occupying over 275,000 net square feet of exhibit rental space and approximately 2,500 attendees.

                  NetWorld+Interop has always focused on new and emerging networking technologies. We are continuing this tradition by offering at our NetWorld+Interop 2002 events conferences highlighting the construction of new public networks with integrated voice/data/video delivery systems and the emergence of new embedded networks with software that can be used to update the network's circuits and chips remotely without physical upgrade.

                  The NetWorld+Interop tradeshow in Las Vegas features InteropNet, a live, multi-platform, vendor-sponsored network that interconnects exhibitors and attendees to one another and to the Internet. Exhibitors at our 2002 NetWorld+Interop tradeshows included: AT&T Corp., Cisco Systems Inc., Intel Corporation, Computer Associates International, Inc., Microsoft Corporation and Nortel Networks Corporation.

                  Our NetWorld+Interop tradeshow experienced a decline in revenues, exhibit space rentals and attendees in 2002, and 2001. We believe that the declines in 2001 were due primarily to adverse conditions in the IT industry and the events of September 11th and their effect on travel. Moreover, we believe the declines in 2002 resulted from the prolonged downturn in the IT industry and the related reductions in marketing budgets compounded by the absence of the new product introductions that generally act to draw audiences to events and the continuing adverse consequences of September 11 on travel budgets.

         SEYBOLD SEMINARS

                  Our Seybold Seminars are vertical events that target the latest technologies and products, design tools and applications for web and desktop print publishing. We hold our largest Seybold Seminars event each fall in San Francisco. In 2002, our Seybold Seminars in San Francisco had approximately 150 exhibiting companies occupying over 55,000 net square feet of exhibit space and approximately 18,000 attendees. We also hold a Seybold Seminars event on the east coast in the first half of each year. In 2002, we moved this event to New York from Boston. Major exhibitors at the Seybold Seminars events include Apple Computer, Inc., Adobe Systems Incorporated, Hewlett-Packard Co. and Macromedia, Inc. This east coast event will not be produced in 2003.

         JAVAONE

                  We believe our JavaOne event is the largest software developer conference in the world and the premier source of technical education on the latest developments for the Java technology platform. Attendees at JavaOne are typically either independent or enterprise software developers. JavaOne is unlike our other events in that exhibitors are invited by Sun Microsystems, Inc. to participate in the conference. As a result, most of our revenue from JavaOne is from conference fees, with over 10,000 attendees at our 2002 event. Our secondary revenue is derived from sales of sponsorships and exhibitor space fees with 230 exhibitors for 2002. Exhibitors at JavaOne 2002 included: Apple Computer, Inc., Fujitsu Software Corporation, Hewlett-Packard Company-Network Services, International Business Machines Corporation and Motorola.

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

                  In 2002, Studios clients included Intel Corporation, Sun Microsystems, Microsoft Corporation, Texas Instruments and WebCT.

         VON CONFERENCES AND SIP SUMMITS

                  In September 2001, we acquired two event brands from pulver.com: Voice on the Net (VON) Conferences and Session Initiation Protocol
(SIP) Summits. pulver.com is considered one of the industry leaders in the networking and initiation protocol communications sectors. There are six VON Conferences around the world each year, which focus on the convergence of the telecom and Internet industries. There are currently two SIP Summits each year. SIP is a signaling protocol used for Internet conferencing, telephony, presence, events notification and instant messaging. In January 2003, we sold this business back to its prior owner.

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

         INTERNATIONAL EXPOSITIONS

                  Internationally, we have two primary methods of operation. We own and operate some of our largest international events and operate the others as international contract events. We own and operate the NetWorld+Interop events in France and Japan and two COMDEX events in Canada. In addition, we owned, but did not operate, a COMDEX event in Mexico in 2001 although we have terminated our contracts for this event and another COMDEX event in Argentina in 2002. We also own and operate the Technology in Government Week event in Ottawa, Canada. We run our owned and operated international shows essentially in the same manner as our U.S. shows, although we modify our offerings and procedures to fit the local environment.

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

                  On June 15, 2001, our wholly owned subsidiary, Key3Media Events, completed its acquisition of all of SOFTBANK America Inc.'s interest in SB Forums. SB Forums owns and operates tradeshows and conferences in Japan, including the NetWorld+Interop Tokyo tradeshow, one of the largest IT tradeshows in Japan, which takes place in the summer of each year, and several custom events scheduled throughout the year. For more information about these events, refer to the section entitled "Related Party Transactions -- Acquisition of SB Forums" in our definitive proxy statement.

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

                  Exhibit Space Rentals. We maintain a staff of dedicated sales professionals who report directly to our event general managers. These professionals attend their respective events to ensure client satisfaction and to accept reservations for exhibit space at the following year's event by participating exhibitors. Historically, between 60% and 70% of the ensuing year's exhibit space is contracted at the current year's event, although in 2001 and 2002 the percentages were lower due to the difficulties being experienced in the IT industry and the events of September 11th. Throughout the year, our exhibition sales staff is responsible for encouraging exhibitor upgrades, reducing exhibitor churn and ensuring timely payment of remaining installments. Our exhibition sales staff also prospects for new clients and sells remaining exhibit space using telemarketing or, for larger customers, in-person sales calls.

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

         OPERATIONS

                  Our operations staff is responsible for all event logistics, including the activities described below. Our operations group also participates in exhibitor contract administration with respect to our responsibilities in each of these areas.

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

                  In 2002, we used Freeman Decorating Co. ("Freeman"), GES Exposition Services ("GES"), and Champion Exposition Services, Inc. ("Champion") as our principal "decorators". In the tradeshow industry, decorators offer to provide various services to us and to exhibitors to assist them create, set up, maintain and remove their exhibits. We recommend and promote our decorator's services to our exhibitors at most of our United States and Canadian events. The services that our decorators provide to us and to exhibitors include shipping, installation and dismantling of booth structures and contents, furniture and fixture rental, trash removal and similar services.

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

                  As a result of an assignment made by Novell, Inc. in December 2001, we now own the trademarks "NetWorld+Interop", "NetWorld" and "Interop". Prior to this assignment, Novell owned the trademark "NetWorld", we owned the trademark "Interop" and we shared with Novell the intellectual property rights to the "NetWorld+Interop" trademark. As part of our consideration for this assignment, we paid Novell with free booth and discounted overflow space, marketing opportunities, and other benefits at a discount. Our agreement with Novell expires on December 31, 2004, but we will retain ownership of the "NetWorld+Interop" and "NetWorld" trademarks after any termination.

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

         COMPETITION

                  The IT events industry is highly competitive and is characterized by low barriers to entry. Although we believe we are the largest producer of events for the IT industry in the United States when measured by revenue from exhibit space rentals, we face competition from tradeshow management companies that operate in other and more diverse industries, including the following companies:

                  - Deutsche Messe AG (DMAG) is one of the world's largest trade fair and exhibit organizers. It owns and operates the CeBIT tradeshow held annually in Hanover, Germany, which is the largest IT tradeshow in the world. In June 2003, DMAG will produce a CeBIT event in New York;

                  - Jupiter Media, an information provider, has announced their intention to produce Computer Digital Expo as a competitive event to COMDEX which is scheduled to run concurrent with COMDEX in Las Vegas in 2003.

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

RISK FACTORS

         WE HAVE FILED FOR PROTECTION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BELIEVE OUR SHARES HAVE NO VALUE

                  As a result of the continuing difficulties being experienced by our operations, our high debt load and the other factors described in this "Item 1 -- Business", we filed for protection and reorganization under chapter 11 of the U.S. Bankruptcy Code on February 3, 2003. We are seeking approval of a plan of reorganization which, if completed, will discharge any and all interests or claims that holders of our common stock and preferred stock have with respect to our company and its assets. As a result, we believe our shares no longer have any value and do not believe any investor should pay anything for such shares. Under the expected plan of reorganization, holders of our Notes due 2011, other than TWCP, will share ratably with other unsecured creditors in distributions of $2.5 million in cash, 40% of the net proceeds of an insurance claim up to a maximum of $4 million, warrants to purchase up to

5% of the reorganized company's equity with a strike price at the reorganization value, and potential additional minor assets that remain subject to final negotiation. TWCP has agreed to forego its pro rata share of the foregoing distributions. Although it is not possible to predict with certainty what the ultimate distributions will be to those holders of our Notes, it is virtually certain that whatever they receive will, in present value terms, represent only a very small percentage of the aggregate principal amount of, and accrued interest on, our Notes. Accordingly, we believe our Notes have very little value and any potential purchaser of our Notes should proceed with extreme caution. If we are liquidated instead of reorganized, we believe that the holders of our shares and the holders of our Notes would likely receive nothing.

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

         THE TERRORIST ATTACKS ON THE UNITED STATES AND THE OUTBREAK OF HOSTILITIES IN IRAQ HAVE NEGATIVELY AFFECTED OUR TRADE SHOWS AND CONFERENCES AND ARE LIKELY TO CONTINUE TO DO SO IN THE FUTURE

                  On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. The United States and other countries have responded with concerted action against the suspected terrorists. There have been several cases of deliberate anthrax infection in the United States which are also suspected to be terrorist attacks. In addition armed forces of the United States along with certain other countries commenced hostile activities with military and paramilitary forces of Iraq in March 2003. These events and the ongoing uncertainty they have created have to a certain degree adversely affected the economy in general and the tradeshow and conference industry in particular. There has been a decline in air travel and tradeshow and conference attendance due to, among other things, the public's general reluctance to travel and fears concerning additional acts of terrorism, as well as reduced operations by airlines due to, among other things, decreased demands for air travel, new security directives and increased costs. While we cannot predict how these events or any similar events that may occur in the future will affect our business, results of operation or financial condition, it is likely that our trade shows and conferences will be negatively affected at least in the near future. Continued negative market conditions due to acts of terrorism, any future occurrences of similar actions and potential responsive actions by the United States and other countries that perpetuate or aggravate the current climate of fear and uncertainty could cause more disruption of our tradeshows and conferences.

         THERE WAS A GENERAL DOWNTURN IN THE U.S. ECONOMY IN 2001 THAT CONTINUED INTO 2002

                  There was a general downturn in the U.S. economy in 2001 that continued into 2002, not only due in part to the difficulties in the IT industry and the events of September 11th but also due to other economic factors and conditions. If these trends continue or become worse, they could adversely affect the ability and willingness of exhibitors, attendees and advertisers to participate in our events and the extent of that participation. This could materially and adversely affect our business, results of operations and financial condition.

         ALL OF OUR MAJOR DOMESTIC TRADESHOWS AND EVENTS HAD LOWER RESULTS IN 2002 THAN IN 2001

                  Due in part to the adverse conditions and developments referred to above, all of our major domestic tradeshows and events had lower revenues and contributions to earnings in 2002 than in 2001. Exhibition space rentals, conference participation, advertising and sponsorship, commissions from third party service providers to our exhibitors, attendance and resign rates were all generally down at these events in 2002. We expect these trends to continue for an indeterminate time in the future. These trends adversely affected our results of operations for 2002 and if they continue in the future our business, results of operations and financial condition could be adversely affected.

         OUR REVENUES AND RESULTS DEPEND SIGNIFICANTLY ON A FEW IMPORTANT IT TRADESHOWS THAT HAVE EXPERIENCED ADVERSE RESULTS IN RECENT YEARS

                  Historically, we have derived a significant portion of our revenues from a few of our trade shows, and we expect that our reliance on these shows will continue in the future. In 2002, we derived about 22% of our revenue from tradeshows that we owned and operated under the COMDEX brand name and approximately 18% from our COMDEX Fall tradeshow in particular. We also derived approximately 34% of our revenue from our NetWorld+Interop tradeshows including 23% from our largest two domestic tradeshows under this brand. Although we are seeking to diversify our portfolio of tradeshows, our revenues and results of operations depend substantially on the success of our COMDEX Fall and top two domestic NetWorld+Interop tradeshows. We had five major events that occurred during 2002: JavaOne, COMDEX Spring, NetWorld+Interop Las Vegas, Seybold Seminars New York and COMDEX Fall. Compared to the prior year, paid attendance was down at JavaOne and each of these events experienced significant declines in exhibit space rentals, conference participation and attendees. If these trends continue in the future at our events, it will adversely affect our results of operation.

         OUR SUBSTANTIAL INDEBTEDNESS HAS ADVERSELY AFFECTED OUR FINANCIAL CONDITION

                  We have a significant amount of indebtedness. As of December 31, 2002, we borrowed $81.8 million on a senior secured basis under our senior bank revolving credit facility and had $306.3 million of outstanding indebtedness including accrued and unpaid interest which was due on December 16, 2002 represented by our 11.25% senior subordinated notes. This level of indebtedness could have important consequences for our shareholders, including the following:

                  - failure to pay the interest that was due on December 16, 2002 by January 15, 2003 resulted in an event of default under the terms of our senior subordinated note indenture agreement. A default under the indenture agreement creates a cross default under the terms of our Amended and Restated Credit Agreement. We did not make the required payment of interest by January 15, 2003 which contributed to our determination to voluntary file for bankruptcy protection on February 3, 2003;

                  - it limits our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements or other purposes;

                  - it limits our flexibility in planning for, or reacting to, changes in our business;

                  - we will be more highly leveraged than some of our competitors, which places us at a competitive disadvantage;

                  - it makes us more vulnerable to a downturn in our business or the economy;

                  - a substantial portion of our cash flow from operations is dedicated to payments in respect of our indebtedness and would not be available for other purposes; and

                  - a material adverse effect on our business and financial condition due to our inability to service our indebtedness or obtain additional financing, as needed.

         RESTRICTIVE COVENANTS IN OUR DEBTOR-IN-POSSESSION (DIP) CREDIT AND GUARANTY AGREEMENT MAY RESTRICT OUR ABILITY TO OPERATE AND REACT TO COMPETITIVE AND OTHER CHANGES IN OUR INDUSTRY

                  Our DIP credit and guaranty agreement limits our ability, among other things, to:

                  -   incur additional indebtedness or contingent obligations;

                  -   pay dividends or make distributions to our stockholders;

                  -   make investments;

                  -   issue equity;

                  -   sell assets; and

                  - acquire the assets of, or merge or consolidate with, other companies.

                  In addition, the DIP credit and guaranty agreement maintains a requirement that the bankruptcy court confirm the Plan of Reorganization on or before June 30, 2003. If this requirement in not met, then there is an Event of Default under this agreement.

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

         IF WE CANNOT RETAIN KEY PERSONNEL, IT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

                  Our success depends to a significant extent on the continued service of key management personnel. The loss or interruption of the services of our senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could also have an adverse effect on our financial condition or results of operations. We do not have any key man insurance. Since our restructuring process began, we have lost some senior operating personnel.

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

ITEM 2.  PROPERTIES

                  Our headquarters are in Los Angeles, California. We also have office space in Northern California, Illinois, Japan, France, Canada and Sweden as well as a sales branch in Massachusetts. We lease all of our material offices. We believe that our existing space is adequate to meet our needs for the immediate future and future growth can be accommodated by leasing additional or alternate space.

ITEM 3.  LEGAL PROCEEDINGS

                  The following discussion pertains to legal proceedings that existed as of February 3, 2003, the date we filed our petition for relief under chapter 11 of the U.S. Bankruptcy Code. By operation of Section 362 of the U.S. Bankruptcy Code, generally all actions and proceedings against us were automatically stayed on February 3, 2003, subject to further proceedings in the bankruptcy court.

                  On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1.4 million. We entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. We estimate that our total annual occupancy costs under the new lease will be approximately $1.7 million greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6.5 million, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A,
(vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711,111 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711,111 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. Interface has withdrawn its Massachusetts attachment with respect to all but $67,000 in cash and has obtained an attachment on $711,000 in a parallel action in the Superior Court, County of Los Angeles, State of California. The California Action was filed on August 21, 2002, for the sole purpose of seeking pre-judgment attachments in California based on the Massachusetts claims. Interface obtained a Right to Attach Order in California on or about October 24, 2002, and subsequently levied upon that Order. In December 2002, a Third Party Claim was filed in the California Action by Morgan Stanley & Co. asserting a superior interest in the assets Interface was seeking to attach. Before the Third Party Claim was adjudicated, a Notice of Stay was filed in California as a result of the bankruptcy petition. The two parallel cases are stayed, as of February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code..

                  On November 15, 2002, Interface Group Massachusetts, LLC filed a complaint in United States District Court, District of Massachusetts, against our chairman, Fredric D. Rosen alleging tortious interference with respect to the lease that is the subject of the dispute in the litigation between Key3Media Events and Interface in Massachusetts. On November 25, 2002, Mr. Rosen, as chairman, requested we indemnify him and the claim was submitted to our directors and officers' liability insurer. On January, 22, 2003, Rosen filed a motion to dismiss. On April 10, 2003, the motion to dismiss was granted on personal jurisdiction grounds.

                  Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada, Inc. counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to COMDEX/Fall 2000 and over $2.0 million arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortious interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10,000 and punitive damages in excess of $10,000 and declaratory relief. A jury trial was scheduled for January 21, 2003 but subsequently postponed. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code. Interface has subsequently moved to have the case transferred to federal court.

                  On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $451,983 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10.5 million and punitive damages of $10.0 million. On or about April 12, 2002, Krause and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10.5 million and punitive damages of $10.0 million. On or about August 30, 2002, E.J. Krause & Associates, Inc. filed a similar answer and counterclaim. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

                  On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10.0 million, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events' subsequent motion for reconsideration was denied. On or about July 26, 2002 Krause filed an answer and counterclaim for breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10.6 million and punitive damages of $10.0 million. The case was stayed on February 3, 2003 pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

                  On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued us for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of our event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, we sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of our event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. Our complaint seeks compensatory damages of $9.1 million and $52.4 million with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to our insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. We and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to dismiss or stay the California action. The New York court has not yet rendered a decision on our pending motion to dismiss or stay the New York action. On March 10, 2003, CIC filed a motion for summary adjudication of the second, fourth and fifth causes of action in the California case, all of which relate to the 2001 COMDEX/Fall event; on April 10, 2003 we filed our response. A hearing on the motion is scheduled for April 24, 2003. The parties have engaged in various settlement discussions but have not reached an agreement.

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

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                   EXECUTIVE OFFICERS OF KEY3MEDIA GROUP, INC.

                  Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers, all of whom have been appointed by and serve at the pleasure of our board of directors.

FREDRIC D. ROSEN, 59

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

JASON E. CHUDNOFSKY, 59

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

PETER B. KNEPPER, 54

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

NED S. GOLDSTEIN, 47

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

ROBERT PRIEST-HECK, 36

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

EUGENE L. COBUZZI, 46

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period for the two most recent fiscal years is set forth below. As of April 2, 2003, there were approximately 352 holders of record of our common stock.

                  Our common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "KME" on August 21, 2000. Prior to that date, there was no public market for our common stock. On July 29, 2002, the NYSE suspended the trading of our common stock and the NYSE commenced procedures to delist the shares from the exchange. The NYSE said it was taking this action due to the abnormally low recent selling prices of the shares. We discussed these matters with the NYSE and decided not to challenge the NYSE's actions. On July 31, 2002, our common stock began trading on Over-The-Counter Bulletin Board under the symbol KMED, which was subsequently changes to KMEDQ.OB. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported by the Consolidated Tape Association:

                                                                    2002                             2001
                                                           ------------------------         -----------------------
                                                            HIGH            LOW              HIGH              LOW
                                                           -------        ---------         -------          ------
First Quarter....................................           $5.45          $ 4.40           $13.31            $9.85
Second Quarter...................................           $4.83          $ 0.38           $12.50            $9.41
Third Quarter....................................           $0.40          $ 0.01           $11.35            $3.30
Fourth Quarter...................................           $0.05          $0.007           $ 5.90            $3.00

                                                                                                         NUMBER OF
TITLE OF CLASS                                                                                        RECORD HOLDERS
--------------                                                                                       --------------
Common Stock..................................................................................              352
Series A 5.5% Convertible Redeemable Preferred Stock..........................................                1
Series B 5.5% Convertible Redeemable Preferred Stock..........................................               11

                  During 2001 and 2002 no dividends were declared. Our board of directors does not intend to pay any dividends in the foreseeable future. Instead, we will retain any future earnings to finance the operation and expansion of our business. In addition, our ability to pay dividends in the future is restricted by the terms of our credit facility and senior subordinated notes.

                  The following table sets forth the number of securities to be issued upon exercise of outstanding options warrants and rights:

----------------------------------------------------------------------------------------------------------------------
                                                                                               NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE           EQUITY COMPENSATION
                                       BE ISSUED UPON EXERCISE       EXERCISE PRICE OF           PLANS (EXCLUDING
                                       OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
            PLAN CATEGORY                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS           COLUMN (a))
----------------------------------------------------------------------------------------------------------------------
                                                  (a)                         (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved security holders                    27,748,820                   $ 7.51                     3,271,366
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                         --                       --                            --
----------------------------------------------------------------------------------------------------------------------
   Total                                     27,748,820                   $ 7.51                     3,271,366
----------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                  The following selected financial data should be read in conjunction with, and are qualified by reference to, our audited consolidated and audited combined financial statements and the notes thereto contained elsewhere in this Annual Report. The selected financial data presented is for the five-year period ended December 31, 2002. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of such dates are derived from our consolidated audited financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors and are included herein. The combined statement of operations data for the year ended December 31, 1999 are derived from our audited combined financial statements for such year, which has been audited by PricewaterhouseCoopers LLP, our previous independent accountants, and are included herein. The combined statement of operations data for the year ended December 31, 1998 and the combined balance sheet data as of December 31, 1999 and 1998 are derived from our audited combined financial statements for those years, which have been audited by PricewaterhouseCoopers LLP, but which are not included herein.

                  Our historical financial information may not be indicative of our future performance as an independent company.

                                                                                   YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                           1998            1999           2000             2001            2002
                                                        -----------    -----------    -----------      -----------       -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED/COMBINED STATEMENT OF
OPERATIONS DATA:
Net revenues ......................................     $   269,135    $   251,411    $   286,901      $   249,169      $   151,461
Operating expenses:
   Cost of production .............................          75,445         74,131         78,497           86,028           56,917
   Selling, general & administrative ..............          76,508         88,066        106,231          105,733           84,807
   Restructuring costs ............................              --             --             --               --            7,351
   Non-recurring compensation charge ..............              --             --          2,977               --               --
   Staff reduction severance charges ..............              --             --             --            1,709            2,780
   Reduction of goodwill and other intangibles ....              --             --             --               --          363,000
   Stock based compensation .......................             252            522          7,967              188            1,821
   Depreciation & amortization ....................          41,180         38,132         36,688           39,984           17,674
                                                        -----------    -----------    -----------      -----------      -----------
Operating income (loss) ...........................          75,750         50,560         54,541           15,527         (382,889)
Interest income ...................................           2,816            487          3,264            2,869              362
Interest expense(1) ...............................         (45,860)       (23,300)       (39,359)         (45,102)         (39,793)
Equity in income of joint venture .................           2,658          1,649             --               --               --
Gain on the sale of joint venture
   interest(2) ....................................              --         13,746             --               --               --
Other, net ........................................             (28)           (71)           (17)           6,496             (407)
                                                        -----------    -----------    -----------      -----------      -----------
Income (loss) before income taxes, discontinued
   operations, extraordinary items, and cumulative
   effect .........................................          35,336         43,071         18,429          (20,210)        (422,727)
Provision (benefit) for income taxes ..............          16,080         17,082          9,867           (5,125)          (4,854)
Net income (loss) on discontinued operations ......              --             --             --            1,229          (33,450)
Extraordinary items, net of tax benefit ...........              --             --             --           (7,540)              --
Cumulative effect, net ............................              --             --             --               --         (344,615)
                                                        -----------    -----------    -----------      -----------      -----------
Net income (loss) .................................     $    19,256    $    25,989    $     8,562      $   (21,396)     $  (795,938)
                                                        ===========    ===========    ===========      ===========      ===========
Net income (loss) attributable to common
   shareholders:
   Net income (loss) ..............................     $    19,256    $    25,989    $     8,562      $   (21,396)        (795,938)
   Accretion on convertible preferred
     stock ........................................              --             --             --             (318)          (3,931)
                                                        -----------    -----------    -----------      -----------      -----------
   Net income (loss) attributable to common
     shareholders .................................     $    19,256    $    25,989    $     8,562      $   (21,714)     $  (799,869)
                                                        ===========    ===========    ===========      ===========      ===========
Net income (loss) per common share--Basic:
Before extraordinary items (after accretion on
   preferred stock) ...............................     $      0.36    $      0.49    $      0.15      $     (0.23)     $     (6.16)
Discontinued operations ...........................              --             --             --             0.02            (0.49)
Extraordinary items ...............................              --             --             --            (0.13)              --
Cumulative effect .................................              --             --             --               --            (5.04)
                                                        -----------    -----------    -----------      -----------      -----------
Net income (loss) per common share ................     $      0.36    $      0.49    $      0.15      $     (0.33)     $    (11.69)
                                                        ===========    ===========    ===========      ===========      ===========
Net income (loss) per common share--Diluted:
Before extraordinary items (after accretion on
   preferred stock) ...............................     $      0.36    $      0.49    $      0.14      $     (0.23)     $     (6.16)
Discontinued operations ...........................              --             --             --             0.02            (0.49)
Extraordinary items ...............................              --             --             --            (0.12)              --
Cumulative effect .................................              --             --             --               --            (5.04)
                                                        -----------    -----------    -----------      -----------      -----------
Net income (loss) per common share ................     $      0.36    $      0.49    $      0.14      $     (0.33)     $    (11.69)
                                                        ===========    ===========    ===========      ===========      ===========

                                                                                   YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                           1998            1999           2000             2001            2002
                                                        -----------    -----------    -----------      -----------       -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Shares used in computing basic net income (loss)
   per common share ...............................          53,358         53,358         57,589           66,809           68,402
Shares used in computing diluted net income (loss)
   per common share ...............................          53,358         53,358         59,949           66,809           68,402
OTHER DATA:
EDITDA(3) .........................................     $   119,560    $    90,270    $    91,212      $    62,007      $  (365,622)
EBITDA adjusted for stock-based compensation,
   non-recurring compensation, restructuring,
   goodwill and intangible and staff reduction
   severance charges ..............................         119,812         90,792        102,156           63,904            9,300
CONSOLIDATED/COMBINED STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities     $    81,559    $    87,812    $    97,698      $       469      $   (54,020)
Net cash provided by (used in) investing activities         (11,663)        (5,150)        (7,540)        (118,462)          19,378
Net cash provided by (used in) financing activities         (75,635)       (86,526)        14,088           49,772            1,619
CONSOLIDATED/COMBINED BALANCE SHEET DATA:
   (AT PERIOD END):
Cash and cash equivalents .........................     $    10,385    $     5,570    $   109,914      $    41,384      $     7,819
Property and equipment, net .......................          11,488         10,028         12,342           18,812            9,487
Intangible assets .................................         907,048        875,526        843,999          871,938           73,904
Total assets ......................................       1,014,526        978,345      1,065,333        1,056,709          129,018
Total long-term debt (including current portion) ..         382,002        382,002        368,665          370,000          371,769
Total shareholders' equity (deficit) ..............     $   452,916    $   396,392    $   431,940      $   484,703      $  (308,896)

-------------------

(1) Interest expense related to debts payable to Ziff-Davis and SOFTBANK for fiscal year 1998 through August 2000. For the period September 2000 to June 26, 2001, interest expense related to our credit facility and debentures. After June 26, 2001, interest expense related to our senior bank credit facility and our unsecured senior subordinated notes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         WE HAVE FILED FOR PROTECTION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BELIEVE OUR SHARES HAVE NO VALUE

                  As a result of the continuing difficulties being experienced by our operations, our high debt load and the other factors described in this "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations", we filed for protection and reorganization under chapter 11 of the U.S. Bankruptcy Code on February 3, 2003. We are seeking approval of a plan of reorganization which, if completed, will discharge any and all interests or claims that holders of our common stock and preferred stock have with respect to our company and its assets. As a result, we believe our shares no longer have any value and do not believe any investor should pay anything for such shares. Under the expected plan of reorganization, holders of our Notes other than TWCP will share ratably with other unsecured creditors in distributions of $2.5 million in cash, 40% of the net proceeds of an insurance claim up to a maximum of $4 million, warrants to purchase up to 5% of the reorganized company's equity with a strike price at the reorganization value, and potential additional minor assets that remain subject to final negotiation. TWCP has agreed to forego its pro rata share of the foregoing distributions. Although it is not possible to predict with certainty what the ultimate distributions will be to those holders of our Notes, it is virtually certain that whatever they receive will, in present value terms, represent only a very small percentage of the aggregate principal amount of, and accrued interest on, our Notes. Accordingly, we believe our Notes have very little value and any potential purchaser of our Notes should proceed with extreme caution. If our company is liquidated instead of reorganized, we believe that the holders of our shares and the holders of our Notes would likely receive nothing. For a more detailed description of the risks involved with our company, see "Item 1 -- Business -- Risk Factors".

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

DEVELOPMENTS IN 2002

         STRATEGIC REVIEW, EXPENSE REDUCTION PROGRAMS AND RESTRUCTURING

                  On July 28, 2002, we announced the undertaking of a strategic review of our operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries and the effects of September 11, 2001 on our operations. The review initially focused on our operations in light of the recent trend toward reduced market demand with a view to modifying our operating structure as necessary to compete in the current operating environment. We engaged financial and legal advisors to assist us in evaluating our available options. On September 18, 2002, we announced that we were reducing and consolidating our event schedule for 2003 and closing our regional office in Needham, Massachusetts, completing the initial phase of this strategic review.

                  As a result of the strategic review and other developments described above, our board of directors decided we could not continue to operate our businesses in the near term under our existing capital structure and that it would be in the best long-term interests of the holders of our shares and debt obligations to explore a possible restructuring (with or without additional capital), sale, business combination and/or other reorganization transaction which, if consummated could result in a change of control of our company. On or about November 22, 2002, we commenced a structured process through our financial advisor Houlihan Lokey Howard & Zukin to explore these alternatives.

         BANKRUPTCY FILING

                  On February 3, 2003, we filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (the "Court"). We decided to seek judicial reorganization based upon a comprehensive recapitalization plan designed to provide a strong financial foundation for the company. The plan is backed by investment funds managed by TWCP, which, with certain of its affiliates, owns approximately 68% of our bank debt and approximately 38% of our Notes as of February 3, 2003. On February 4, 2003, the Court gave interim approval for $12.5 million of a $30.0 million debtor-in-possession Credit and Guaranty Agreement ("DIP Credit Facility") to be provided by TWCP for payment of permitted pre-petition claims, working capital needs, and other general corporate purposes. On March 26, 2003, the Court gave final approval of the DIP Credit Facility for the full $30.0 Million. A further description of the bankruptcy filing is included in footnotes to the consolidated financial statements appearing elsewhere in this Form 10-K.

         NYSE DELISTING

                  On July 29, 2002, NYSE suspended the trading of our common stock and the NYSE commenced procedures to delist our shares from the exchange. The NYSE said it was taking this action due to the abnormally low recent selling prices of the shares. On July 31, 2002, our common stock began trading on Over-The-Counter Bulletin Board under the symbol KMEDQ.OB.

         FINANCING TRANSACTIONS

                  On June 26, 2002, we further amended our Amended and Restated Credit Facility to modify the existing financial covenants until April 1, 2003, after we determined that we might be in non-compliance with our financial covenants for the quarter ending June 30, 2002. On December 16, 2002, we failed to pay the semi-annual interest payment due on our 11.25% senior subordinated notes ("the Notes"). This non-payment of interest continued past the 30-day grace period and became an event of default in respect of the Notes. Further, this event of default under the Notes constituted a cross-default under our Amended and Restated Credit Facility. On January 23, 2003 and January 28, 2003, we further amended our Amended and Restated Credit Facility. These amendments, among other things, provided consents to the subordination of liens in connection with us obtaining debtor-in-possession financing in a contemplated filing under Chapter 11 of the U.S. Bankruptcy Code and waivers for certain defaults that existed at each amendment date.

                  On July 2, 2002, we converted 50,000 shares of our 5.5% Series B Convertible Preferred Stock to 254,500 shares of our common stock. On November 7, 2002 and November 25, 2002, we repurchased a total of 1,400,000 shares of our 5.5% Series B Convertible Preferred Stock for $5 dollars. Also on November 27, 2002, we converted 80,000 shares of our 5.5% Series B Convertible Preferred Stock to 80,000 shares of our 5.5% Series A Convertible Preferred Stock.

                  A further description of the terms and conditions of these debt and equity transactions is included in the "Liquidity and Capital Resources" section of this Item 7 and in the footnotes to the consolidated financial statements appearing elsewhere in this Form 10-K.

         ACQUISITIONS AND DISPOSITIONS

                  On January 7, 2002, we completed the acquisition of ExpoNova Events & Exhibitions ("ExpoNova") previously announced on November 30, 2001. In connection with this acquisition, ExpoNova retained and subsequently exercised a right to require us to purchase another tradeshow and conference business subject to certain conditions on April 9, 2002. On January 24, 2003, we completed the sale of the assets of our Key3Media VON Events (VON) subsidiary to Pulver.com VON Events, Inc., an affiliate of the prior owners of the VON events. In connection with this sale, we were required to account for the operations of these assets as discontinued operations and make certain reclassification to prior year financial statements to conform to this new presentation. A further description of the terms and conditions of this acquisition and disposition is included in footnotes to the consolidated financial statements appearing elsewhere in this Form 10-K.

         OTHER

                  Bruce M. Ramer resigned as a director of our company on July 15, 2002, James A. Wiatt resigned as a director on July 25, 2002, James E. Moore resigned as a director on August 8, 2002, John A. Pritzker resigned as a director on August 23, 2002, G. Andrea Botta resigned as a director on August 28, 2002, Pamela C. Alexander resigned as a director on October 3, 2002, and Eric Hippeau resigned as a director on December 19, 2002, in each case citing demands on their time except for Mr. Botta and Mr. Hippeau who did not provide reasons. Additionally, Michael B. Solomon resigned as a director on January 6, 2003, without providing a reason.

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

                  - fees paid by attendees to participate in conferences that we offer at our events; and

                  -   advertising and sponsorship fees.

                  Historically, exhibitor services revenue has ranged from 68% to 74% of our total revenue. Exhibit space rental revenue accounts for a substantial majority of exhibitor services revenue and fluctuates as a result of changes in the amount of net square feet of exhibit space rentals and our rental rates. The balance of exhibitor services revenue depends upon the demand for and pricing of the third-party services that we promote to our exhibitors. At most of our annual events, we generally rent a majority of the exhibit space for the next year's event. Exhibitors are contractually required to pay for exhibit space rentals in advance in two or three installments. The last installment is usually due six months from the contract date or, if the contract is signed after this date, the date of the contract. We recognize exhibitor services revenue when the related event occurs. As a result, a significant portion of our cash and cash equivalents and accounts receivable represent deferred revenues for events to occur at a later date. Historically we maintained insurance on our three largest events in amounts sufficient to cover a substantial portion of lost exhibit space rental revenue for certain event cancellations covered by the policy in question. The events of September 11th have significantly affected the market for this type of insurance. We are currently negotiating the terms of policies for our COMDEX Fall and certain other events in 2003. While we believe we will be able to reach agreement on these policies, it seems clear from our negotiations that the cost of this insurance will be greater than in past years and that the policies will contain an exclusion for event cancellations due to terrorist actions.

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

                  Advertising and sponsorship fees paid by our exhibitors generate approximately 6% to 12% of our total revenue. This revenue comes primarily from the following sources:

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

                  We market our events under a limited number of brands. The table below presents revenue for our principal brands over the last three years, excluding international contract events discussed below under "Description of Business--International Expositions."

                                                                        2000             2001            2002
                                                                    -----------      -----------      -----------
                                                                                     (IN THOUSANDS)
COMDEX.........................................................     $    98,534      $    65,830      $    32,858
NetWorld+Interop...............................................          98,889          101,363           51,291
Seybold Seminars...............................................          22,416           16,252            6,924
JavaOne........................................................          25,663           26,364           16,917

                  The table below presents the total net square feet of exhibit space rentals, the number of exhibitors, the number of conference participants and the estimated number of attendees for our largest events within each of our principal brands over the last three years.

                                                                          2000              2001              2002
                                                                         ------            -----             -----
COMDEX
     Total net square feet (in thousands)....................             1,286              838               426
     Total exhibitors........................................             3,265            2,417             1,363
     Total conference participants...........................             9,887            4,667             3,318
     Estimated total attendees (in thousands)................               430              292               194

NetWorld+Interop
     Total net square feet (in thousands)....................             1,087            1,140               637
     Total exhibitors........................................             1,927            2,130             1,215
     Total conference participants...........................             9,232            6,900             4,763
     Estimated total attendees (in thousands)................               170              226               267

Seybold Seminars
    Total net square feet (in thousands).....................               237              167                77
    Total exhibitors.........................................               608              408               208
    Total conference participants............................             6,537            3,281             2,218
    Estimated total attendees (in thousands).................                58               38                28

JavaOne(1)
     Total conference participants...........................            11,237            8,291             4,894
     Estimated total attendees (in thousands)................                20               20                10

--------------------------

(1) Unlike our tradeshows, JavaOne is a conference from which we derive most of our revenue from the fees attendees pay to attend the conference. Although we do derive secondary revenue from exhibit space rental fees, it is not material and, accordingly, exhibitor information has been omitted from this table.

OPERATING COSTS

         COST OF PRODUCTION

                  We record as cost of production all costs we pay to third parties that are directly associated with an event. The largest components of these costs are event-specific advertising and attendee marketing, venue rental, costs of temporary personnel, conference content and other costs related to event production, including hospitality and lodging. In the case of COMDEX Fall, we currently have the Las Vegas Convention Center under contract through 2007, subject to the acceptance of the lease(s) in our bankruptcy filing. In the case of our events, contractual rights with venues vary. Although we do not have a contractual right to use the venues beyond the contract period, we believe that venue owners will generally give us the first chance to rent the space in the ensuing years. While we have experienced recent increases in the venue rental rates, we have been generally able to pass these increased costs on to our exhibitors. Costs incurred prior to the occurrence of an event are recorded as prepaid event costs and expensed as events occur; thereby matching event costs with event revenues.

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

         DEPRECIATION AND AMORTIZATION

                  As of December 31, 2002, we had $73.9 million, net, of intangibles. These intangibles consist primarily of goodwill and trade names from our acquisition of COMDEX in 1995, ZD Expos in 1994 and ExpoNova in 2002. In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" (SFAS No.
142). We adopted SFAS No. 142 in the first quarter of 2002 and recorded a non-cash charge of $344.6 million, net to reduce the carrying value of goodwill and other intangibles related to the COMDEX reporting unit to their fair estimated value. See "Recent Accounting Pronouncements" for additional information.

                  Our depreciation relates to the depreciation of property and equipment, principally computers and similar equipment. As of December 31, 2002, we had $9.5 million of property and equipment, net.

         INTEREST EXPENSE

                  In prior periods, interest expense related to amounts owed to affiliates of SOFTBANK and Ziff-Davis. From August 18, 2000 to June 26, 2001, this expense related to our bank credit facility and debentures. Subsequent to June 26, 2001, this expense related to our senior subordinated notes and senior bank revolving credit facility.

         NON-GAAP FINANCIAL MEASURE

                  We believe that, although not prescribed under generally accepted accounting principles ("GAAP"), EBITDA and Adjusted EBITDA provide stockholders and potential investors with valuable measures in evaluating our operating performance. The most directly comparable GAAP measure, operating income (loss), includes depreciation and amortization, restructuring costs, non-recurring compensation charge, staff reduction severance charges, reduction of goodwill and other intangibles and stock based compensation. EBITDA and Adjusted EBITDA exclude these items because they do not directly influence the ongoing operations of the business. It is important to note, however, that not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures by other companies.

A reconciliation of our operating income (loss) to our adjusted EBITDA for 2002, 2001 and 2000 is as follows (in thousands):

                                                 2000          2001       2002
                                               ---------    ---------   ---------
Operating income (loss) ....................   $  54,541    $  15,527   $(382,889)
Other income (expense), net ................         (17)       6,496        (407)
                                               ---------    ---------   ---------
Adjusted operating income (loss) ...........      54,524       22,023    (383,296)
Plus: Depreciation & amortization ..........      36,688       39,984      17,674
                                               ---------    ---------   ---------
EBITDA .....................................      91,212       62,007    (365,622)

Plus:
Restructuring costs ........................          --           --       7,351
Non-recurring compensation charge ..........       2,977           --          --
Staff reduction severance charges ..........          --        1,709       2,780
Reduction of goodwill and other intangibles           --           --     363,000
Stock based compensation ...................       7,967          188       1,821
Adjusted EBITDA ............................   $ 102,156    $  63,904   $   9,330
                                               =========    =========   =========

RESULTS OF OPERATIONS

                  The following table sets forth our combined and consolidated statement of operations data expressed as a percentage of revenue for the periods presented:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                2000          2001         2002
                                                                               ------        ------      -------
Net revenue
     Exhibitor services................................................         68.74%        72.35%       74.23%
     Conference fees...................................................         19.58%        15.66%       18.19%
     Advertising & sponsorship.........................................         11.68%        11.99%        6.47%
     Other.............................................................            --            --         1.11%
                                                                               ------        ------       ------
         Total net revenue.............................................        100.00%       100.00%      100.00%
Cost of production.....................................................         27.36%        34.53%       37.58%
Selling, general & administrative expense..............................         37.03%        42.43%       55.99%
Restructuring costs....................................................            --            --         4.85%
Reduction in goodwill and other intangibles............................            --            --       239.67%
Staff reduction severance charges......................................            --          0.69%        1.84%
Non-recurring compensation charge......................................          1.04%           --           --
Stock based compensation...............................................          2.78%         0.08%        1.20%
Depreciation & amortization............................................         12.79%        16.05%       11.67%
Operating income (loss)................................................         19.01%         6.23%     (252.80)%
Interest expense, net..................................................         12.58%        16.95%       26.03%
Other income (expense), net............................................         (0.01)%        2.61%       (0.27)%
Income (loss) before income taxes, discontinued operations,
extraordinary items and cumulative effect..............................          6.42%        (8.11)%    (279.10)%
Provision (benefit) for income taxes...................................          3.44%        (2.06)%      (3.20)%
Extraordinary items, net of tax benefit................................            --         (3.03)%         --
Discontinued operations................................................            --         (0.49)%     (22.08)%
Cumulative effect......................................................            --            --      (227.53)%
Net income (loss)......................................................          2.98%        (8.59)%    (525.51)%

         2002 COMPARED WITH 2001

                  In 2002, our revenues, net paid square footage of exhibit space, and conference participants continue to decline due primarily to on-going difficulties in the economy in general and in the IT industry in particular and the related reductions in IT marketing and travel budgets, along with the continuing effects of September 11, 2001. In addition, we have made certain reclassifications to the consolidated financial statements for 2001 to conform to the presentation in the consolidated financial statements for 2002.

                  Our total revenue decreased $97.7 million, or 39.2%, to $151.5 million in 2002 from $249.2 million in 2001. This decrease was primarily attributable to lower overall revenue at most of our major events, mainly our COMDEX Fall, N+I Las Vegas, N+I Atlanta and JavaOne events. The decrease in revenue for these four events in 2002 from 2001 was approximately $79.0 million

                  Exhibitor services revenue decreased by $67.9 million, or 37.6%, to $112.4 million in 2002 from $180.3 million in 2001. This decrease was primarily due to a 39.8% decrease in net paid square footage and a 5.3% decrease in average rental rate per square foot and a $15.6 million decrease in other exhibit revenue activity. The net paid square footage decreased from 2,262,124 in 2001 to 1,362,864 in 2002 and the average rental rate per square foot paid by exhibitors decreased 5.3% to $50.86 in 2002 from $53.68 in 2001. These decreases were primarily due to the continuing difficulties in the IT industry. The $15.6 million decrease in other exhibit revenue resulted principally from lower exhibitor participation at the COMDEX Fall, N+I Las Vegas, N+I Atlanta and Seybold Seminars San Francisco events.

                  Conference fees decreased $11.5 million, or 29.4%, to $27.6 million in 2002 from $39.0 million in 2001. This decrease was principally attributable to the lower conference attendance at most of our major events, mainly at our JavaOne and N+I Las Vegas events, and a decrease of 7.5% in the average revenue per conference attendee in 2002 of $1,368 compared with $1,478 in 2001. The number of participants at our conferences decreased 23.7% to 20,146 in 2002 from 26,394 in 2001.

                  Advertising and sponsorship revenues decreased $20.1 million, or 67.2%, to $9.8 million in 2002 from $29.9 million in 2000. This decrease was primarily attributable to lower advertising and sponsorship revenue for our COMDEX Fall, N+I Las Vegas, N+I Atlanta and JavaOne events.

                  In 2002, we recorded $1.7 million of income related to proceeds from insurance claims. The majority of this amount, $1.6 million, was earned in connection with a claim submitted for our Next Generation Network event held in November 2001, which was adversely impacted by the events of September 11, 2001. We had no such income in 2001.

                  Cost of production decreased $29.1 million, or 33.8%, to $56.9 million in 2002 from $86.0 million in 2001. As a percentage of revenue, cost of production represented 37.6% of revenue in 2002 compared to 34.5% in 2001. The aggregate dollar decrease in cost of production was attributable to the reduced size and scope of all of our major events. The percentage increase reflects our lower revenues and the fixed cost component of our cost of production.

                  SG&A expenses decreased $20.9 million, or 19.8%, to $84.8 million in 2002 from $105.7 million in 2001. As a percentage of revenue, SG&A expenses represented 56.0% of revenue in 2002 compared to 42.4% in 2001. The decrease in SG&A expenses on a dollar basis was primarily due to the effects of a staff reduction program that commenced in September 2001 and continued through 2002, and other cost reduction programs implemented during 2002 to reduce our temporary personnel and travel and entertainment costs, partially off-set by higher rent expense, insurance costs and professional and legal service fees. The percentage increase primarily reflects our lower revenues.

                  In 2002, we recorded $7.4 million of restructuring costs related to the closure of our Needham, Massachusetts regional office and abandonment of the related lease obligation, professional service fees incurred in connection with our strategic review and loss on write-down of property and equipment principally due to the closure of our regional office. In 2001, we had no such costs.

                  Staff reduction severance charge increased $1.1 million to $2.8 million in 2002 from $1.7 million in 2001. The increase was attributable to the incremental reduction of personnel that principally worked at our Needham, Massachusetts regional office.

                  In 2002, in connection with our strategic review that commenced during the third quarter, we conducted a review of our goodwill and intangible assets and recorded a total non-cash charge of $396.1 million to reduce the value of goodwill and other intangibles related to our portfolio of reporting units to their estimated fair value. This charge is recorded in our consolidated statement of operations for the year as follows: $363.0 million in the line item "Reduction of goodwill and other intangibles" and $33.1 million in the line item "Net income (loss) on discontinued operations" related to the sale of the assets of VON subsequent to December 31, 2002. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the economy in general and specifically in the information technology and networking industries we service as shown by the significant decline in our results of operations. We used a combination of discounted cash flow methodology and relative market measures to determine fair value. In 2001, we had no such charge.

                  Noncash stock-based compensation increased $1.6 million to $1.8 million in 2002 from $0.2 million in 2001. The increase was attributable to the reversal of previously recorded expense in 2001, resulting from the application of variable accounting stock-based compensation valuation principles. During August 2000, we granted stock options to certain of our employees who were previously employed by Ziff-Davis that we must account for under variable accounting valuation principles. Using this accounting treatment, we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

                  Other income (expense), net decreased $6.9 million or 106.3%, to expense of $0.4 million in 2002 from income of $6.5 million in 2001. The decrease was attributable to $6.7 million of other income from ending the GES litigation in 2001.

                  As a result of the foregoing, EBITDA decreased by $427.6 million, or 689.9%, to an EBITDA loss of $365.6 million in 2002 from an EBITDA gain of $62.0 million in 2001. After adjustments to exclude the effects of restructuring costs, staff reduction severance charges, reduction in goodwill and other intangibles and non-cash stock-based compensation, adjusted EBITDA would have been $9.3 million in 2002, a decrease of $54.6 million, or 85.4%, from adjusted EBITDA in 2001 of $63.9 million.

                  Depreciation and amortization decreased $22.3 million, or 55.8%, to $17.7 million in 2002 from $40.0 million in 2001. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) effective January 1, 2002 and the elimination of depreciation expense for fixed assets that were fully depreciated in the first half of 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We recognized approximately $12.8 million of amortization expense in 2001 related to goodwill and intangible assets with indefinite useful lives.

                  Net interest expense decreased $2.8 million to $39.4 million in 2002 from $42.2 million in 2001. The decrease is principally due to a lower average interest rate (including amortization of deferred financing costs) on our primary debt obligations in 2002 than in 2001.

                  The benefit for income tax decreased $0.3 million to $4.9 million for 2002 from $5.1 million in 2001. As a percentage of income (loss) before income taxes, this balance represents 25.4% in 2001 compared to 1.1% in 2002. Our income tax benefit as a percentage of loss before income taxes decreased principally to the increase in non-deductible amounts in 2002 including reductions in goodwill and other intangibles.

                  Net income (loss) on discontinued operations decreased $34.7 million, to net loss of $33.5 million in 2002 from net income of $1.2 million in 2001. The decrease was primarily attributable to a $33.1 million reduction in goodwill related to the VON assets in 2002.

                  In 2001, in connection with the repayment of our bank indebtedness and repurchase of our zero coupon debentures on June 26, 2001, we recognized an extraordinary loss on retirement of debt of $9.1 million, net of tax benefit of $3.4 million. This amount represents the write-off of unamortized original issue discount assigned to the warrants issued with the zero coupon debentures retired and unamortized debt issuance costs. We also recognized an extraordinary gain of $1.6 million, net of tax provision of $0.6 million, in connection with the exchange of $10.0 million face amount of senior subordinated notes for $7.5 million of Series B preferred stock in December 2001. This extraordinary gain represents the difference in exchange value of the securities off-set by the unamortized debt issuance costs attributable to the exchanged and cancelled senior subordinated notes. In 2002, we had no such charges.

                  In connection with the adoption of SFAS No. 142, on January 1, 2002 we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million. This amount represents the difference between the fair value and carrying value of goodwill and other intangibles related to the COMDEX reporting unit as of January 1, 2002. In 2001, we had no such charge.

                  As a result of the foregoing, we incurred a net loss of $795.9 million in 2002 compared to net loss of $21.4 million in 2001.

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

                  Our total revenue decreased $37.7 million, or 13.2%, to $249.2 million in 2001 from $286.9 million in 2000. This decrease was primarily attributable to lower overall revenue at most of our major events including COMDEX Fall, N+I Atlanta and Seybold Seminars San Francisco, partially off-set by the addition of operating results from acquired businesses in 2001. SB Forums was acquired on June 1, 2001 and the NGN and BCR assets were acquired in two separate transactions on September 10, 2001. After adjusting revenue for the year ended December 31, 2001 to exclude the effects of these acquired businesses, our revenue for the year would have been $226.4 million, a decrease of $60.5 million, or 21.1%, from $286.9 million in 2000.

                  Exhibitor services revenue decreased by $16.9 million, or 8.6%, to $180.3 million in 2001 from $197.2 million in 2000. This decrease was primarily due to a 20.5% decrease in net paid square footage partially off-set by a 3.6% increase in average rental rate per square foot and a $9.1 million increase in other exhibit revenue activity. The net paid square footage decreased from 2,847,214 in 2000 to 2,262,124 in 2001. This decrease was primarily due to the continuing difficulties in the IT industry and the events of September 11th partially off-set by the inclusion of SB Forums' N+I Tokyo event and NGN's Next Generation event. Excluding the effect of the N+I Tokyo and Next Generation events, net paid square footage decreased 28.1% in 2001 to 2,047,624. The average rental rate per square foot paid by exhibitors increased 3.6% to $53.68 in 2001 from $51.79 in 2000. The increase is primarily attributable to the higher rate charged per net paid square foot at our major events in 2001 than in 2000. For instance, our rate increases for the COMDEX Fall, N+I Las Vegas and N+I Atlanta events, our three largest square footage events, were 3% or higher in 2001 over 2000. The $9.1 million increase in other exhibit revenue resulted principally from (i) $5.8 million of revenue from SB Forums' event and conference business; (ii) $0.6 million and $0.4 million from BCR's training business and NGN's publication business, respectively; and (iii) an increase of $1.9 million for JavaOne relating to higher fees charged in 2001.

                  Conference fees decreased $17.1 million, or 30.5%, to $39.0 million in 2001 from $56.2 million in 2000. This decrease was principally attributable to the lower conference attendance at most of our major events, mainly at our COMDEX Fall, N+I Las Vegas, N+I Atlanta, JavaOne and Seybold Seminars San Francisco events, partially off-set by the inclusion of SB Forums' N+I Tokyo event and NGN's Next Generation event. Excluding the effect of the N+I Tokyo and Next Generation, adjusted conference fees decreased $18.0 million, or 32.0% in 2001. The number of participants at our conferences decreased 39.0% to 26,394 in 2001 from 43,292 in 2000. This decrease in participants was partially off-set by a 13.9% increase in the average revenue per conference attendee in 2001 of $1,478 compared with $1,297 in 2000. Excluding the effects of the N+I Tokyo and Next Generation events, the number of conference participants decreased to 24,283, or 43.9% in 2001 and the average revenue per conference attendee increased to $1,573, or 21.2%, in 2001.

                  Advertising and sponsorship revenues decreased $3.6 million, or 10.9%, to $29.9 million in 2001 from $33.5 million in 2000. This decrease was primarily attributable to lower advertising and sponsorship revenue for our COMDEX Fall and N+I Atlanta events partially off-set by a full year of corporate sponsorship revenue earned in 2001 and inclusion of our N+I Tokyo event. Excluding the effects of N+I Tokyo, adjusted advertising and sponsorship revenues decreased $4.6 million, or 13.6% in 2001.

                  Cost of production increased $7.5 million, or 9.6%, to $86.0 million in 2001 from $78.5 million in 2000. As a percentage of revenue, cost of production represented 34.5% of revenue in 2001 compared to 27.4% in 2000. The aggregate dollar and percentage increases in cost of production were attributable to the inclusion of operating results from businesses acquired in 2001 whose cost of production as a percentage of revenue was higher than our historical experience. The percentage increase also reflects our lower revenues and the fixed cost component of our cost of production. Excluding operating results from these acquired businesses, cost of production decreased $5.7 million, or 7.2% in 2001 compared to 2000. Cost of production represents 32.2% of revenue in 2001 after adjusting for the effects of the acquired businesses.

                  SG&A expenses decreased $0.5 million, or 0.5%, to $105.7 million in 2001 from $106.2 million in 2000. As a percentage of revenue, SG&A expenses represented 42.4% of revenue in 2001 compared to 37.0% in 2000. The decrease in SG&A expenses on a dollar basis was primarily due to the effects of a staff reduction program that commenced in September 2001 and other cost reduction programs implemented during the year off-set by incremental SG&A expenses resulting from the recently acquired businesses. Excluding the results of businesses acquired in 2001, SG&A expenses decreased by $3.5 million, or 3.3%, in 2001 from 2000. SG&A expenses represent 45.4% of revenue in 2001 after adjusting for the effects of the acquired businesses.

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

                  As a result of the foregoing, EBITDA decreased by $19.4 million, or 32.0%, to $62.0 million in 2001 from $91.2 million in 2000. After adjustments to exclude the effects of businesses acquired in 2001, non-cash stock-based compensation, non-recurring compensation and staff reduction severance charges and other income from ending the GES litigation, adjusted EBITDA would have been $50.7 million in 2001, a decrease of $51.4 million, or 50.3%, from adjusted EBITDA in 2000 of $102.2 million.

                  Depreciation and amortization increased $3.3 million, or 9.0%, to $40.0 million in 2001 from $36.7 million in 2000. The increase is principally due to depreciation expense from increased purchases of property and equipment in 2001 over 2000. Our depreciation and amortization expense in future years will be impacted by the implementation of recent accounting standards. See "Recent Accounting Pronouncements."

                  The provision for income tax decreased $15.0 million to a benefit for income tax of $5.1 million for 2001 from a provision of $9.9 million in 2000. As a percentage of income (loss) before income taxes, this balance represents 25.4% in 2001 compared to 53.5% in 2000. Our income tax expense (benefit) as a percentage of income (loss) before income taxes decreased primarily because of the effect of foreign operations and changes in 2001 compared to 2000 for expenses not deductible for tax purposes relating primarily to executive compensation and debenture interest.

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

LIQUIDITY AND CAPITAL RESOURCES

                  On December 31, 2002, our balance of cash and cash equivalents was $7.8 million and we had a working capital deficit of $406.8 million compared to cash and cash equivalents of $41.4 million and a working capital deficit of $16.9 million at December 31, 2001. This decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities and the use of cash to purchase property and equipment and acquire businesses in 2002 off-set by the return of part of the cash purchase price for businesses acquired in 2001. The increase in the working capital deficit was principally due to the reclassification of our long-term debt obligations to currently payable resulting from the interest payment default that occurred subsequent to December 31, 2002.

                  During 2002, we met our liquidity needs principally through cash reserves, and the return of part of the cash purchase price for businesses acquired in 2001. Net cash used in operating activities was $54.0 million in 2001, compared to net cash provided by operating activities of $0.5 million and $97.7 million in 2001 and 2000, respectively. These decreases were primarily attributable to continued lower levels of profitability and a net reduction in working capital.

                  Net cash provided by investing activities was $19.4 million in 2002, compared to net cash used in investing activities of $118.5 million and $7.4 million in 2001 and 2000, respectively. Net cash provided by investing activities in 2002 was comprised of $22.0 million of cash purchase price returned for businesses acquired in 2001 partially off-set by $0.7 million used to purchase property and equipment and $1.9 million used to acquire businesses. Net cash used in investing activities in 2001 was comprised of $14.8 million used to purchase property and equipment and $103.7 million used to acquire businesses, compared to net cash used in investing activities in 2000 of $7.4 million used to purchase property and equipment.

                  Net cash provided by financing activities was $1.6 million, $49.8 million, and $14.1 million in 2002, 2001 and 2000, respectively. The activity for 2002 related to $1.7 million of addition borrowings under our Amended and Restated Credit Facility off-set by $0.1 million of offering costs related to the issuance of preferred stock in 2001. The activity for 2001 related principally to the refinancing and retirement of indebtedness in June 2001, net borrowings under our revolving credit facility for use in acquiring businesses and issuance of convertible preferred stock. Prior to April 13, 2000, we, as a wholly owned subsidiary of Ziff-Davis, relied on Ziff-Davis' cash management and treasury functions and remitted most of the cash we did not use in our business to Ziff-Davis. Since April 13, 2000, we have assumed responsibility for our cash management and treasury activities as if we were an independent company.

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

                  On December 16, 2002, we failed to pay the semi-annual interest payment due on our Notes. This non-payment of interest continued past the 30-day grace period and became an event of default in respect of the Notes. Further, this event of default under the Notes constituted a cross-default under our Amended and Restated Credit Facility. On January 23, 2003 and January 28, 2003, we further amended our Amended and Restated Credit Facility. As a result of the continuing difficulties being experienced by our operations, our high debt load and the other factors described above in "Item 1 -- Business", we filed for protection and reorganization under the U.S. Bankruptcy Code on February 3, 2003.

                  Following our Petition Date of February 3, 2003, we utilized our cash reserves, cash flow from operations and debtor-in-possession financing as our primary sources of working capital. In conjunction with our filing under Chapter 11, we entered into a $30 million debtor-in-possession Credit and Guaranty Agreement ("DIP Credit Facility") with Thomas Weisel Capital Partners ("TWCP"). On February 4, 2003, the Court gave interim approval for up to $12.5 million of funding under the DIP Credit Facility and on March 26, 2003, the Court gave final approval for the entire $30.0 million DIP Credit Facility. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by liens on certain of our assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for payment of permitted pre-petition claims, working capital needs, and other general corporate purposes. Borrowings under the DIP Credit Facility bear interest at 7.0% per annum and interest is payable the last business day of the month. The DIP Credit Facility stipulates that a participation fee be paid on all borrowings at an amount not to exceed 1% of the total principal amount of borrowings.

                  Under the DIP Credit Facility, we are required, among other things, to maintain specified levels of selling, general and administrative expenses (as defined), provide cash reporting and ensure that accounts payables are paid with forty-five (45) days, unless such amounts are disputed in good faith. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP Credit Facility contains other customary events of default, including a provision that the Court must enter the Plan of Reorganization on or before June 30, 2003. The maturity date of the DIP Credit Facility is June 30, 2003, with a twelve (12) month extension at the discretion of the lender after our request for extension is submitted.

                  Our cash needs are satisfied through working capital generated by our business and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. In addition, while we have experienced since the filing lower than expected sales, we have plans for the remainder of the year to restore our businesses and maintain a cost structure that maximizes our cash resources. If, however, we experience a significant disruption of terms with our vendors, sales fail to improve, and/or the DIP Credit Facility for any reason becomes unavailable and/or actual results differ materially from our expectations, our compliance with financial covenants and our cash resources could be adversely affected.

                  With regards to our other capital transaction, we converted 50,000 shares of our 5.5% Series B Convertible Preferred Stock to 254,500 shares of our common stock on July 2, 2002. On November 7, 2002 and November 25, 2002, we repurchased a total of 1,400,000 shares of our 5.5% Series B Convertible Preferred Stock for $5 dollars. Also on November 27, 2002, we converted 80,000 shares of our 5.5% Series B Convertible Preferred Stock to 80,000 shares of our 5.5% Series A Convertible Preferred Stock.

                  Following is a summary of our contractual obligations as of December 31, 2002 (in millions), excluding any borrowing under the DIP Credit
Facility:

                                                         PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------
                                                  LESS THAN 1   BETWEEN 2-3   BETWEEN 4-5  AFTER 5
CONTRACTUAL OBLIGATIONS               TOTAL          YEAR          YEARS         YEARS      YEARS
-----------------------              --------     -----------   -----------   -----------  -------
Long-term debt ...................   $  371.8      $  371.8       $    --       $   --     $   --
Operating leases .................       34.3           5.9          12.6          8.9        6.9
                                     --------      --------       -------       ------     ------
Total Contractual Cash Obligations   $  406.1      $  377.7       $  12.6       $  8.9     $  6.9
                                     ========      ========       =======       ======     ======

                  In connection with the January 7, 2002 purchase of ExpoNova Events & Exhibitions, a portion of the purchase price was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then, subject to the bankruptcy, we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of December 31, 2002, we had $0.3 million currently held in escrow.

                  As of April 11, 2003, we borrowed $14 million under the DIP Credit Facility and have a remaining $16 million of borrowings available.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

                  Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in footnote 3 to the consolidated financial statements included elsewhere in this Form 10-K are also important to an understanding of our financial statements.

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

                  We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. At December 31, 2002, we have a net intangible asset balance of $73.9 million and a net property and equipment balance of $9.5 million. For additional information regarding long-lived assets, see the "Recent Accounting Pronouncements" section of this Item 7 and footnote 3, "Summary of Significant Accounting Policies" included in the consolidated financial statements appearing elsewhere in this Form 10-K.

                  For 2002, we recorded a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance our operating results in the most recent three-year period when assessing the need for a valuation allowance. Although we believe that our results for the last three years were heavily affected by temporary but persistent difficulties experienced by the industry we serve, impairments and planned restructuring activities, which were undertaken to right-size our cost structure, the cumulative losses represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for minor foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

                  Restructuring costs and staff reduction severance charges include estimated costs for severance benefits, lease termination expenses and other costs. If the future payments of these costs were to differ from our estimates, we may need to increase or decrease our related reserves. Specifically, for leased premises that we no longer occupy, management makes certain assumptions as to when or if these premises will be subleased and at what price. Assumptions include the number of years of any sublease, square footage, market trends, property locations, and the price per square foot. These assumptions involve significant judgments and estimations. We have based our assumptions on current market information.

RECENT ACCOUNTING PRONOUNCEMENTS

                  In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142) effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                  We adopted SFAS 142 effective January 1, 2002. Based on the evaluation performed to adopt SFAS No. 142, we recorded a non-cash charge of $344.6 million, net of tax benefit of $80.4 million, to reduce the carrying value of goodwill and other intangibles related to the COMDEX reporting unit to their estimated fair value. This charge is nonoperational in nature and is reported as a cumulative effect of an accounting change in the consolidated statement of operations appearing elsewhere in this Form 10-K. We utilized a combination of discounted cash flow methodology and relative market measures to determine fair value.

                  As a result of a strategic review of our operations undertaken during the third quarter ending September 30, 2002 and an updated review of our operations in the fourth quarter ending December 31, 2002, we conducted an evaluation of our goodwill and intangible assets. Based on the results of this evaluation, we recorded an additional non-cash charge of $396.1 million to reduce the value of goodwill and other intangibles related to our portfolio of reporting units to their estimated fair value. This charge is recorded in the consolidated statement of operations appearing elsewhere in this Form 10-K as follows: $363.0 million in the line item "Reduction of goodwill and other intangibles" and $33.1 million in the line item "Net income (loss) on discontinued operations" related to the sale of the assets of VON subsequent to December 31, 2002. We utilized a combination of discounted cash flow methodology and relative market measures to determine fair value in these evaluations.

                  In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides, among other things, more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as "held for sale." Our adoption of the provisions of SFAS No. 144 on January 1, 2002 did not effect our financial position or results of operations.

                  In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require, among other things, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. We will adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. At such time, we will reclassify the extraordinary loss and gain on extinguishments of debt to continuing operations for prior periods. With regards to other provisions of SFAS No. 145, we have adopted them and such adoption did not effect our financial position or results of operations.

                  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred while EITF No. 94-3 requires that the liability be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 15, 2002, with early application encouraged. We adopted SFAS No. 146 in the second quarter 2002.

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

                  Currencies. We maintain operations, cash and other assets in Europe, Japan and Canada. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS CONTINUING IN OFFICE -- TERM EXPIRING IN 2005

            Edward A. Bennett, 56                          Director since 2000

                  Mr. Bennett is President of Need Studios, and Chairman of Softnet Systems, a publicly traded company on Nasdaq. He is also the co-founder of 212/Investcorp Technology Ventures, and Vaultus, a wireless solutions company. Prior to this, Mr. Bennett was President and CEO of Prodigy Services, President and CEO of MTV Networks' VH-1 Music Television network, and spent 14 years in various executive positions at Viacom.

         DIRECTORS CONTINUING IN OFFICE -- TERM EXPIRING IN 2004

                  Jason E. Chudnofsky, 59                   Director since 2000

                  Jason E. Chudnofsky is the Vice Chairman and Chief Operating Officer of Key3Media Group, Inc. and serves as the Vice Chairman, President and Chief Executive Officer of Key3Media Events. Mr. Chudnofsky has worked at Key3Media Events since 1998. He has been a director of Ziff-Davis since 1998. From 1988 to 1997, Mr. Chudnofsky was President of the Trade Show Division of The Interface Group which was renamed SOFTBANK COMDEX when that division was acquired by SOFTBANK in 1995. In addition, Mr. Chudnofsky served as President and Chief Executive Officer of the Sands Expo and Convention Center Division from 1990 to 1995. Mr. Chudnofsky has over 15 years of experience in the events, tradeshow and conference industry. Mr. Chudnofsky is a member of the board of directors of Tech Corporation and Folio Exhibits, Inc.

         DIRECTORS CONTINUING IN OFFICE -- TERM EXPIRING IN 2003

         Ronald D. Fisher, 55                               Director since 2000

                  Ronald D. Fisher has been the Vice Chairman of SOFTBANK Holdings Inc. since 1995. From 1990 to 1995, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies Ltd., a leading developer and marketer of systems software products for personal computers. From 1984 through 1989, Mr. Fisher was the President of Interactive Systems Corporation. His prior experience also includes senior management positions at Visicorp, TRW and ICL
(USA). In addition to being a director of SOFTBANK Corp., Mr. Fisher serves on the board of directors of E*Trade, GSI Commerce, InsWeb Corporation, Optimark Holdings Inc., and VieFinancial Group.

         Fredric D. Rosen, 59                               Director since 2000

                  Fredric D. Rosen was hired by Ziff-Davis in March 2000 to become our Chairman and Chief Executive Officer. In the 18 months preceding his employment by Ziff-Davis, he was a consultant and private investor. Mr. Rosen was previously President & Chief Executive Officer of Ticketmaster Group, Inc., a position he held for more than 16 years, from 1982 to 1998. Mr. Rosen is also a member of the board of directors of Playboy.com, Inc., a subsidiary of a public company.

                  There are no family relationships among any directors or executive officers of Key3Media.

         BOARD OF DIRECTORS' COMMITTEES

                  Edward A. Bennett and Ronald D. Fisher are the members of our Audit Committee. Mr. Fisher joined our Audit Committee on August __, 2003. Mr. Bennett is an independent member of our Audit Committee as independence is defined in Section 303.01(B)(2)(a) and (3) of the NYSE's listing standards. Mr. Fisher is employed by SOFTBANK Inc., which, until December 20, 2002, owned almost a majority of our stock. The primary purpose of our Audit Committee, chaired by Mr. Bennett, is to assist the Board of Directors in its oversight of our internal controls and financial statements and the audit process. The Audit Committee is also responsible for recommending for approval by the Board of Directors a firm of independent auditors whose duty it is to audit our consolidated financial statements for the fiscal year in which they are appointed. The report of the Audit Committee is included below.

                  Ronald D. Fisher and Edward A. Bennett are the members of our Nominating and Compensation Committee. Our Nominating and Compensation Committee is responsible for reviewing and approving compensation levels for all of our senior executives. The Nominating and Compensation Committee is also responsible for administering our 2000 Stock Option and Incentive Plan.

                  Fredric D. Rosen, Jason E. Chudnofsky and Ronald D. Fisher, are the members of our Executive Committee. The Executive Committee has, and may exercise, all the powers and authority of the Board in the management of the business and affairs of Key3Media except to the extent prohibited by the Delaware General

Corporation Law at the relevant time, and may authorize the seal of Key3Media to be affixed to all papers which may require it.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. Such directors, executive officers and 10% shareholders are also required to furnish us with copies of all Section 16(a) reports they file.

                  Based solely on a review of the copies of such reports we received, and on written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during fiscal year 2002 except as follows: None

ITEM 11. EXECUTIVE COMPENSATION

                  The following table contains certain compensation information for Fredric D. Rosen, who has served as our chief executive officer since March 2000, and the four other most highly compensated executive officers who were serving as our executive officers at the end of our last completed fiscal year. All of the information in this and the next two tables reflects compensation paid in accordance with our compensation and benefit plans.

                                                               LONG-TERM COMPENSATION
                                                                                   AWARDS
                                                                OTHER                      SECURITIES
                                                               ANNUAL                      UNDERLYING              ALL OTHER
                            ANNUAL COMPENSATION                COMPEN-      RESTRICTED      OPTIONS/                COMPEN-
NAME AND PRINCIPAL                    SALARY        BONUS      SATION     STOCK AWARD(s)      SARs      PAYOUTS     SATION
     POSITION              YEAR        ($)           ($)        ($)           ($)             (#)(1)                 ($)
     (a)                   (b)         (c)           (d)        (e)           (f)              (g)        (h)        (i)
Fredric D. Rosen           2002     1,200,000             0                                                      124,561 (2)
Chairman and Chief         2001     1,500,000             0                                                       91,679 (2a)
Executive Officer          2000     1,250,000     1,000,000                                 9,573,333             33,456 (2b)

Jason E. Chudnofsky        2002       760,000             0                                                       40,175 (3)
Vice Chairman and Chief    2001       950,000             0                                                       38,745 (3a)
Operating Officer          2000       805,141       300,000                                 3,750,000          2,087,916 (3b)

Peter B. Knepper           2002       525,000       150,000                                                       25,718 (4)
Executive Vice-President   2001       525,000       150,000                                                       35,179 (4a)
and Chief Financial        2000       440,865       200,000                                 1,000,000             12,791 (4b)
Officer

Ned S. Goldstein           2002       525,000       150,000                                                       35,169 (5)
Executive Vice President,  2001       525,000       150,000                                                       36,351 (5a)
General Counsel and        2000       440,865       200,000                                 1,000,000             20,840 (5b)
Secretary

Robert Priest-Heck         2002       500,000       125,000                                                       14,510 (6)
Chief Operating Officer    2001       500,000       125,000                                                       16,910 (6a)
Key3Media Events, Inc      2000       417,691       150,000                                   500,000             16,051 (6b)

(1) These options, which were granted under the Key3Media 2000 Stock Option and Incentive Plan, will vest over four years from the date of grant.

(2) Represents $51,929 for health, life and disability insurance premiums and $72,632 for medical reimbursement paid by the company.

(2a) Represents $39,434 for health, life and disability insurance premiums and $52,245 for medical reimbursement paid by the company.

(2b) Represents $27,388 for health, life and disability insurance premiums and $6,068 for medical reimbursement paid by the company.

(3) Represents $29,919 for health, life and disability insurance premiums, matching contributions of $3,333 to the executive's 401(k) plan and $6,923 for medical reimbursement paid by the company.

(3a) Represents $30,787 for health, life and disability insurance premiums, matching contributions of $3,425 to the executive's 401(k) plan and $4,533 for medical reimbursement paid by the company.

(3b) Represents $2,053,129 paid to the executive as part of Key3Media's non-recurring compensation charge of $3.9 million related to compensation granted by former owner Ziff-Davis to two executives of Key3Media, $29,396 for health, life and disability insurance premiums, matching contributions of $5,250 to the executive's 401(k) plan and $141 for medical reimbursements paid by the company.

(4) Represents $19,704 for health, life and disability insurance premiums, matching contributions of $4,000 to the executive's 401(k) plan and $2,014 for medical reimbursement paid by the company.

(4a) Represents $22,594 for health, life and disability insurance premiums, matching contributions of $4,442 to the executive's 401(k) plan and $8,143 for medical reimbursement paid by the company.

(4b) Represents health, life and disability insurance premiums paid for by the company.

(5) Represents $18,795 for health, life and disability insurance premiums, matching contributions of $4,000 to the executive's 401(k) plan and $12,374 for medical reimbursement paid by the company.

(5a) Represents $22,276 for health, life and disability insurance premiums, matching contributions of $5,242 to the executive's 401(k) plan and $8,833 for medical reimbursement paid by the company.

(5b) Represents $10,457 for health, life and disability insurance premiums, matching contributions of $5,250 to the executive's 401(k) plan and $5,133 for medical reimbursement paid by the company.

(6) Represents $12,677 for health, life and disability insurance premiums and matching contributions of $1,833 to the executive's 401(k) plan.

(6a) Represents $14,032 for health, life and disability insurance premiums and matching contributions of $2,878 to the executive's 401(k) plan.

(6b) Represents $10,801 for health, life and disability insurance premiums and matching contributions of $5,250 to the executive's 401(k) plan.

                              OPTION GRANTS IN 2002

                  We granted stock options to purchase 100,000 shares of our common stock at $6.50 per share to Eugene Cobuzzi on January 14, 2002.

         AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

                  The following table summarizes aggregate option exercises by each of the persons named in the Summary Compensation Table during 2002 and the value of the options held by them as of December 31, 2002:

                                                                    Number of Securities                   Value of Unexercised
                                                                  Underlying Unexercised                 In-the-Money Options at
                              Shares Acquired     Value             Options at Year-End(#)                      Year-End($)
Name and Principal Position    On Exercise(#)  Realized ($)   Exercisable         Unexercisable      Exercisable       Unexercisable
Fredric D. Rosen                    --                  --      7,778,247           1,795,086         $       --         $       --
Chairman and Chief
Executive Officer

Jason E. Chudnofsky                 --                  --      2,890,621             859,379         $       --         $       --
Vice Chairman and                                                 215,749(1)               --             54,189
Chief Operating Officer                                            35,685(2)                             214,108

Peter B. Knepper                    --                  --        812,491             187,509         $       --         $       --
Executive Vice-President
and Chief Financial
Officer

Ned S. Goldstein                    --                  --        812,491             187,509         $       --         $       --
Executive Vice President,
General Counsel and
Secretary

Robert Priest-Heck                  --                  --        343,750             156,250         $       --         $       --
Chief Operating Officer             --                  --             --                  --                 --                 --
Key3Media Events, Inc.           6,307(2)       $  207,921          2,240(2)            1,725(2)          13,440             10,350

(1) Options originally granted by Ziff-Davis and ZDNet to purchase Ziff-Davis common stock and ZDNet common stock, converted to options to purchase CNET common stock. After the spin-off of Key3Media, ZDNet merged with CNET and the number of shares and exercise price were adjusted accordingly.

(2)  Options to purchase SOFTBANK common stock.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

                  The following summaries address all of the material provisions of our employment contracts with Messrs. Rosen, Chudnofsky, Knepper, Goldstein and Priest-Heck but are qualified in their entirety by the complete text of those agreements which we filed as exhibits to our registration statement on Form S-1 (No. 333-36828). Additionally, we anticipate that all of the employment agreements below will be terminated pursuant to a plan reorganization. As part of our reorganization, we are currently negotiating a Key Employee Retention Program (the "KERP") which will replace the terms of the employment contracts summarized below. Under the terms of the expected KERP, certain key employees would receive between $3.4 million and $4.7 million depending on the achievement of certain performance targets. On March 27, 2003, Mr. Rosen offered to forego the cash payments that would have be due him pursuant to the proposed KERP, thereby reducing the cost of the KERP by between approximately $0.9 and 1.4 million. The terms of the KERP have not been finalized and the KERP will not be effective until approved by the Bankruptcy Court.

                  Fredric D. Rosen. We have entered into an employment agreement with Fredric D. Rosen pursuant to which Mr. Rosen is entitled to:

                  -   a base salary of at least $1,500,000 per year;

                  - a performance bonus equal to an escalating percentage of incremental growth in "EBITDA";

                  - a discretionary bonus in an amount to be determined by our Board of Directors or its Nominating and Compensation Committee;

                  - options to purchase 9,573,333 of the shares of our Common Stock in accordance with our Key3Media 2000 Stock Option and Incentive Plan; and

                  -   a term life insurance policy in the amount of $5 million.

                  The amount of the performance bonus for each year will be based on a percentage of the incremental growth in EBITDA for that year over the prior year (or earlier prior year if there has been an interim decrease in EBITDA). The percentage by which Mr. Rosen's performance bonus will be calculated will vary depending on the rate of the growth in EBITDA but will not exceed 5%. For this purpose "EBITDA" means our consolidated reported earnings for that year, as adjusted to:

                  - add back interest, taxes, depreciation and amortization, all as determined by our independent auditors;

                  -   exclude unusual non-recurring items;

                  - exclude charges related to his performance bonus, similar bonuses paid to other executive officers and any other earnings-related bonuses exceeding $150,000 per year;

                  - exclude any charges to earnings attributable to payments to affiliates that are in excess of the fair market value of goods sold or services rendered; and

                  - exclude the effect of non-cash stock based compensation, calculated in a manner consistent with our financial reporting.

                  EBITDA for 2000 shall be adjusted by the Compensation Committee to reflect a normalized situation, taking into account special costs and expenses which may be incurred in that year.

                  If there is a change in control, as defined in his contract, of our company, Mr. Rosen's options will vest immediately and become immediately exercisable or he may elect a cash payment in place of the options. The amount of the cash payment for the options will be determined based on the manner of the change of control. In addition, Mr. Rosen will, upon a change of control, receive an amount which, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) is equal to the excise tax, if any, imposed by the Internal Revenue Code.

                  Our contract with Mr. Rosen expires on February 28, 2005. We may terminate his employment for cause or disability (each as defined in his contract), without cause, or upon his death. Mr. Rosen may terminate his employment for good reason (as defined in his contract) upon 30 days' written notice. Any termination of his employment is subject to the following conditions:

                  - Regardless of the reason for such termination, we will pay him his base salary through the date of the termination.

                  - If his employment is terminated as a result of his disability or death, we will pay to him or his estate one year's worth of base compensation plus the prorated portion of any annual incentive bonus he would have received for the year of such termination.

                  - If we terminate his employment for cause or he voluntarily terminates his own employment, but without good reason, we will have no additional obligations to him.

                  - If we terminate his employment other than for disability or cause or he terminates his employment for good reason, then we will pay him both twice his then current salary and twice his most recent performance bonus, spread over the succeeding two years, and all of his options to purchase our stock will fully vest.

                  Mr. Rosen's employment contract prohibits him, without our written consent, from competing with us or our subsidiaries for a period of two years commencing upon the termination of his employment.

                  Jason E. Chudnofsky. We have entered into an employment agreement with Jason E. Chudnofsky pursuant to which he is entitled to:

                  -   a base salary of at least $950,000 per year;

                  - a performance bonus equal to 40% of the annual performance bonus received by Mr. Rosen, or, if Mr. Rosen has been replaced by a successor, then a performance bonus equal to an escalating percentage of incremental growth in EBITDA (defined in the same way as for Mr. Rosen), but will not exceed 2%;

                  - a discretionary bonus comprised of cash and/or stock equal to 40% of the discretionary bonus received by Mr. Rosen, or Mr. Rosen's successor;

                  - options to purchase 750,000 shares of our Common Stock in accordance with the Key3Media 2000 Stock Option and Incentive Plan; and

                  -   a life insurance policy in the amount of $2 million.

                  In addition to the options to purchase 750,000 shares that Mr. Chudnofsky is entitled to pursuant to his employment agreement with us, he still retains options to purchase 3,000,000 shares of our Common Stock, which he was awarded under his initial contract with us.

                  If there is a change in control, as defined in his contract, of our company, Mr. Chudnofsky's options will vest immediately and become immediately exercisable or he may elect to receive a cash payment in place of the options. The amount of the cash payment for the options will be determined based on the manner of the change of control. In addition, Mr. Chudnofsky will, upon a change of control, receive an amount which, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) is equal to the excise tax, if any, imposed by the Internal Revenue Code.

                  Our contract with Mr. Chudnofsky expires on December 31, 2004. We may terminate his employment for cause or disability (each as defined in his contract), without cause, or upon his death. Mr. Chudnofsky may terminate his employment at any time for good reason. Any termination of his employment is subject to the following conditions:

                  - Regardless of the reason for such termination, we will pay him his base salary through the date of the termination.

                  - If his employment is terminated as a result of his disability or death, we will pay to him or his estate one year's worth of base compensation plus the prorated portion of any annual incentive bonus he would have received for the year of such termination.

                  - If we terminate his employment for cause, or Mr. Chudnofsky voluntarily terminates his own employment without good reason, we will have no additional obligations to him.

                  - If we terminate his employment at the end of the term of his contract other than for disability or cause or Mr. Chudnofsky terminates his employment at any time for good reason, then we will (i) pay Mr. Chudnofsky his base salary at the level in effect as of the date of termination, (ii) pay Mr. Chudnofsky twice his most recent performance bonus, spread over the succeeding two years, and (iii) fully vest all options of Common Stock granted to him under our Key3Media 2000 Stock Option and Incentive Plan.

                  Mr. Chudnofsky's employment contract prohibits him, without our written consent, from competing with us or our subsidiaries for a period of two years commencing upon the termination of his employment.

                  Peter B. Knepper. We have entered into an employment agreement, dated as of March 1, 2000, with Peter B. Knepper pursuant to which Mr. Knepper is entitled to:

                  - a base annual salary of at least $525,000 in the first three contract years and $550,000 during the final two contract years;

                  - a performance bonus in an amount to be determined by our Board of Directors or its Nominating and Compensation Committee; provided, however, that in no event shall the bonus be less than $125,000 for the first contract year and $150,000 for the final four contract years;

                  - options to purchase 1,000,000 shares of our Common Stock in accordance with the Key3Media 2000 Stock Option and Incentive Plan; and

                  -   a term life insurance policy in the amount of $2 million.

                  If there is a change in control, as defined in his contract, of our company, Mr. Knepper's options will vest immediately and become immediately exercisable or he may elect to receive a cash payment in place of the options. The amount of the cash payment for the options will be determined based on the manner of the change in control. In addition, Mr. Knepper will, upon a change in control, receive an amount which, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) equal to the excise tax, if any, imposed by the Internal Revenue Code.

                  Our contract with Mr. Knepper expires on February 28, 2005. We may terminate his employment for cause or without cause (as defined in his contract) or if he has a disability (as defined in his contract). Mr. Knepper may terminate his employment at any time for good reason (as defined in his contract). Any termination of his employment is subject to the following conditions:

                  - Regardless of the reason for such termination, we will pay him his base salary through the date of the termination.

                  - If his employment is terminated as a result of his disability or death, we will pay to him or his estate one year's worth of base compensation plus the prorated portion of any annual performance bonus he would have received for the year of such termination.

                  - If we terminate his employment for cause or Mr. Knepper voluntarily terminates his own employment, but without good reason, we will have no additional obligations to him.

                  - If we terminate his employment, other than for disability or cause, or Mr. Knepper terminates his employment for good reason, then we will pay him both twice his then current salary and twice his most recent performance bonus, spread over the succeeding two years, and all of his options to purchase our Common Stock will fully vest.

                  Mr. Knepper's employment contract prohibits him, without our written consent, from competing with us or our subsidiaries for a period of two years commencing upon the termination of his employment.

                  Ned S. Goldstein. We have entered into an employment agreement, dated as of March 1, 2000, with Ned S. Goldstein pursuant to which Mr. Goldstein is entitled to:

                  - a base salary of at least $525,000 per year in the first three contract years and $550,000 during the final two contract years;

                  - a performance bonus in an amount to be determined by our Board of Directors or its Nominating and Compensation Committee; provided, however, that in no event shall the bonus be less than $125,000 for the first contract year and $150,000 for the final four contract years;

                  - options to purchase 1,000,000 shares of our Common Stock in accordance with the Key3Media 2000 Stock Option and Incentive Plan; and

                  -   a term life insurance policy in the amount of $2 million.

                  If there is a change in control, as defined in his contract, of our company, Mr. Goldstein's options will vest immediately and become immediately exercisable or he may elect to receive a cash payment in place of the options. The amount of the cash payment for the options will be determined based on the manner of the change in control. In addition, Mr. Goldstein will, upon a change in control, receive an amount which, on an after-tax basis (including federal income and excise taxes, and state and local income taxes) is equal to the excise tax, if any, imposed by the Internal Revenue Code.

                  Our contract with Mr. Goldstein expires on February 28, 2005. We may terminate his employment for cause or disability (each as defined in his contract), without cause, or upon his death. Mr. Goldstein may terminate his employment at any time for good reason (as defined in his contract). Any termination of his employment is subject to the following conditions:

                  - Regardless of the reason for such termination, we will pay him his base salary through the date of the termination.

                  - If his employment is terminated as a result of his disability or death, we will pay to him or his estate one year's worth of base compensation plus the prorated portion of any annual performance bonus he would have received for the year of such termination.

                  - If we terminate his employment for cause or he voluntarily terminates his own employment, but without good reason, we will have no additional obligations to him.

                  - If we terminate his employment other than for disability or cause, or he terminates his employment for good reason, then we will pay him both twice his then current base salary and twice his most recent performance bonus, spread over the succeeding two years, and all of his options to purchase our Common Stock will fully vest.

                  Mr. Goldstein's employment contract prohibits him, without our written consent, from competing with us or our subsidiaries for a period of two years commencing upon the termination of his employment.

                  Robert Priest-Heck. We have entered into an employment agreement, dated as of July 2000, with Robert Priest-Heck pursuant to which Mr. Priest-Heck is entitled to:

                  -   a base salary of $500,000 per year;

                  - a performance bonus in an amount to be determined by our Board of Directors or its Nominating and Compensation Committee; provided, however, that in no event shall the bonus for a full year be less than $125,000;

                  - options to purchase 500,000 shares of our Common Stock in accordance with the Key3Media 2000 Stock Option and Incentive Plan.

                  Our contract with Mr. Priest-Heck expires on June 30, 2004. We may terminate his employment for cause, for disability (each as defined in his contract), without cause, or in the event of death. Mr. Priest-Heck may terminate his employment at any time for good reason (as defined in his contract). Any termination of his employment is subject to the following conditions:

                  - Regardless of the reason for such termination, we will pay him all compensation through the date of the termination, including (unless the termination is for cause) a pro rata portion of the performance bonus.

                  - If Mr. Priest-Heck's employment terminates for any reason other than for or by virtue of cause, death, disability, or his voluntary termination, we will pay the base salary and performance bonus for the remainder of the contract.

                  Mr. Priest-Heck's employment contract prohibits him, without our written consent, from competing with us or our subsidiaries for a period of two years commencing upon the termination of his employment.

COMPENSATION OF DIRECTORS

                  Directors who are also our employees or consultants receive no additional compensation for their services as directors. Directors who are not our employees receive fees of $1,000 for each meeting of the Board of Directors and $1,000 for each meeting of any committee of the Board of Directors that they attend.

                          STOCK PRICE PERFORMANCE GRAPH

                  The following graph compares the performance of an investment in Common Stock from August 21, 2000 through December 31, 2002 with an investment in the S&P 500 Index or in the NASDAQ Non-Financial Index from July 31, 2000 through December 31, 2002. The graph assumes $100 was invested on August 21, 2000 in the Common Stock and July 31, 2000 in the S&P 500 Index and in the NASDAQ Non-Financial Index and the reinvestment of dividends on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

               COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN *
                AMONG KEYMEDIA GROUP, INC., THE S & P 500 INDEX
                       AND THE NASDAQ NON-FINANCIAL INDEX

                              [PERFORMANCE GRAPH]

                                      Cumulative Total Return
                              ---------------------------------------------
                              8/18/2000      12/00       12/01       12/02
KEY3MEDIA GROUP INC            100.00       203.13       88.83        0.15
S & P 500                      100.00        92.73       81.71       63.65
NASDAQ NON-FINANCIAL           100.00        63.04       48.21       31.52

* $100 Invested on 8/8/00 In stock or on 7/31/00 in Index-including reinvestment of dividents. Fiscal year ending December 31,

Copyright @ 2002 Standard & Poors, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

                          REPORT OF THE AUDIT COMMITTEE

                  The Audit Committee's purpose is to assist the Board of Directors in its oversight of Key3Media's internal controls, financial statements and the audit process. The Board of Directors, in its business judgment, has determined that all members of the Committee are "independent", as required by applicable listing standards of the NYSE. The Committee operates pursuant to a Charter that was last amended and restated by the Board on March 27, 2002.

                  Management is responsible for the preparation, presentation and integrity of Key3Media's financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors, Ernst & Young LLP, are responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.

                  In performing its oversight role, the Audit Committee has considered and discussed the audited financial statements with management and the independent auditors. The Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. The Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect. The Committee has also considered whether the provision of information technology consulting services relating to financial information systems design and implementation and other non-audit services by the independent auditors is compatible with maintaining the auditors' independence and has discussed with the auditors the auditors' independence.

                  Based on the reports and discussions described in this Report, and subject to the limitations on the role and responsibilities of the Committee referred to below and in the Charter, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2002.

                  The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of Key3Media's financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that Ernst & Young LLP is in fact "independent".

                                                                AUDIT COMMITTEE:

                                                               Edward A. Bennett
                                                                Ronald D. Fisher

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       BENEFICIAL OWNERSHIP OF MANAGEMENT

                  The following table contains information about our common stock beneficially owned by Fredric D. Rosen, our current Chairman and Chief Executive Officer, and our four other most highly compensated executive officers, by each of our directors and by all of our directors and executive officers as a group.

                                                               Number of      Percent of
                 Beneficial Owner(1)                           Shares(#)       Class (%)
-------------------------------------------------------       ----------      ----------
Executive officers named in summary compensation table:
Fredric D. Rosen(2)                                            7,778,247         10.19
Jason E. Chudnofsky(3)                                         2,890,621          4.05
Peter B. Knepper(4)                                              897,491          1.29
Ned S. Goldstein(4)                                              897,491          1.29
Robert Priest-Heck(5)                                            354,577              *

Our directors:
Fredric D. Rosen                                               7,778,247         10.19
Edward A. Bennett(6)                                              68,331              *
Jason E. Chudnofsky                                            2,890,621          4.05
Ronald D. Fisher(7)                                               29,164              *
Michael B. Solomon(8)                                         53,789,066         43.97
Our directors and executive officers as a group               12,915,922         15.63

*  Less than one percent.

(1) For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of common stock that such person or group has the right to acquire within 60 days after April 2, 2003. For purposes of computing the percentage of outstanding Common Stock held by each person or group, any shares that such person or group has the right to acquire within 60 days after April 2, 2003 are deemed outstanding but are not deemed outstanding for purposes of computing the percentage of any other person or group.

(2) Holding includes right to acquire beneficial ownership of 7,778,247 shares of Common Stock within 60 days through the exercise of stock options granted under the Key3Media 2000 Stock Option and Incentive Plan. Mr. Rosen also owns unexercisable options to acquire 1,795,086 shares of our Common Stock.

(3) Holding includes right to acquire beneficial ownership of 2,890,621 shares of Common Stock within 60 days through the exercise of stock options granted under the Key3Media 2000 Stock Option and Incentive Plan. Mr. Chudnofsky also owns unexercisable options to acquire 859,379 shares of our Common Stock.

(4) Holding includes right to acquire beneficial ownership of 812,496 shares of Common Stock within 60 days through the exercise of stock options granted under the Key3Media 2000 Stock Option and Incentive Plan. Mr. Knepper and Mr. Goldstein each also own unexercisable options to acquire 187,509 shares of our Common Stock.

(5) Holding includes right to acquire beneficial ownership of 343,750 shares of Common Stock within 60 days. Mr. Priest-Heck also owns unexercisable options to acquire 156,250 shares of our Common Stock.

(6) Mr. Bennett has the right to acquire 26,664 shares of Common Stock and has options that are unexercisable on 13,336 shares of Common Stock.

(7) Mr. Fisher has the right to acquire 26,664 shares of Common Stock and has options that are unexercisable on 13,336 shares of Common Stock.

(8) Mr. Solomon is the managing member of Gladwyne Catalyst GenPar LLC, a Delaware limited liability company ("Gladwyne GenPar"), which is a managing member of Invemed Catalyst GenPar LLC, a Delaware limited liability company ("Catalyst GenPar"), the general partner of Invemed Catalyst Fund, L.P. ("Invemed"). As a managing member of Gladwyne GenPar, Mr. Solomon may be deemed to share voting and dispositive power over Invemed's shares. The table includes (i) 0 shares of Common Stock, (ii) 26,666 shares of Common Stock that would be held by Invemed upon exercise of options to purchase such shares, (iii) 49,780,000 shares of Common Stock that would be held by Invemed upon conversion of its 1,000,000 shares of Series A Preferred Stock (representing 100% of the Series A class) and 3,982,400 shares of Common Stock that would be held by Invemed upon conversion of its 80,000 shares of Series B Preferred Stock (representing approximately 13.8% of the Series B class). Mr. Solomon disclaims beneficial ownership of these securities in excess of his pecuniary interest therein. Mr. Solomon resigned as a director on January 6, 2003.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, the only persons known by us to be beneficial owners of more than 5% of our Common Stock as of April 2, 2003 are set forth in the following table:

        BENEFICIAL OWNER(1)                         NUMBER OF SHARES(#)      PERCENT OF CLASS(%)
-----------------------------------                 ------------------       ------------------
Triax Holdings Ltd.                                     36,700,170                 53.6
Morgan Stanley Dean Witter & Co.(2)                      6,287,000                  8.5
PG Investors III, Inc.(2)                                1,227,673                  1.8
Princes Gate Investors III, L.P.(2)                      4,753,052                  6.5
Invemed Catalyst Fund, L.P.(3)                          53,789,066                 44.0

(1) For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of Common Stock that such person or group has the right to acquire within 60 days after April 2, 2003. For purposes of computing the percentage of outstanding Common Stock held by each person or group, any shares that such person or group has the right to acquire within 60 days after April 2, 2003 are deemed outstanding but are not deemed outstanding for purposes of computing the percentage of any other person or group.

(2) Princes Gate Investors, III L.P. owns warrants to acquire 4,753,052 shares of our Common Stock. The general partner of Princes Gate Investors, III L.P. is PG Investors III, Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Certain other investors have given PG Investors III, Inc. sole investment management authority over their warrants to acquire 1,227,673 shares of our Common Stock. In addition, Morgan Stanley Dean Witter & Co., through other wholly owned subsidiaries, has shared voting and dispositive power over an additional 296,275 shares of our Common Stock. Therefore, through its affiliates, Morgan Stanley Dean Witter & Co. has shared power to vote or dispose of 6,277,000 shares of our Common Stock obtainable upon exercise of the warrants. Princess Gate Investors, III L.P.'s address is that of Morgan Stanley Dean Witter & Co. at 1585 Broadway, New York, NY 10036.

(3) Invemed directly owns 0 shares of Common Stock and has the right to acquire 26,666 shares of Common Stock upon exercise of options to purchase such shares. This number also includes 49,780,000 shares of Common Stock that would be held by Invemed upon conversion of its 1,000,000 shares of Series A Preferred Stock (representing 100% of the Series A class) and 3,982,400 shares of Common Stock that would be held by Invemed upon conversion of its 80,000 shares of Series B Preferred Stock (representing approximately 13.8% of the Series B class). Invemed's address is 375 Park Avenue, Suite 2205, New York, New York 10152. The general partner of Invemed is Catalyst GenPar. The managing members of Catalyst GenPar are Gladwyne GenPar, and Invemed Securities, Inc., a New York corporation ("Invemed Securities"). The business address of Gladwyne GenPar is 600 The Times Building, Ardmore, PA 19003. The business address of Invemed Securities is 375 Park Avenue, Suite 2205, New York, New York 10152. The members of Gladwyne GenPar are Michael B. Solomon, Philip P. Young, Suzanne M. Present, Robert B. Friedman, William M. Sams and Kathryn Casoria. The controlling shareholder of Invemed Securities is Kenneth G. Langone. Catalyst GenPar, as the general partner of Invemed, has the sole power to vote and dispose of the 9,696,383 shares of Common Stock beneficially owned by Invemed. Each of Gladwyne GenPar and Invemed Securities, as managing members of Catalyst GenPar, may be deemed to have shared voting and dispositive power over Invemed's shares. Each of Gladwyne GenPar, Invemed Securities, the members of Gladwyne GenPar and Mr. Langone disclaim beneficial ownership of such shares in excess of their respective interests therein.

CHANGE IN CONTROL

                  Under the terms of our expected plan of reorganization, TWCP will become the majority owner of our company upon confirmation of the plan. Additionally, it is expected that all existing equity interests will be expunged upon confirmation of the plan of reorganization.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           RELATED PARTY TRANSACTIONS

         REGISTRATION RIGHTS AGREEMENTS

                  We have granted to SOFTBANK and its affiliates customary registration rights with respect to the shares they received in the distribution in connection with the spin-off of our company from Ziff-Davis in 2000. On December 20, 2002, SOFTBANK sold its shares to Triax Holdings Ltd. SOFTBANK had the power to assign its registration rights but we are not aware if they have done so. We also have granted registration rights to Invemed Catalyst Fund L.P. ("Invemed"), as purchaser of our Series A Preferred Stock. Additionally, we granted registration rights to all of the purchasers of our Series B Preferred Stock.

         WARRANTS

                  The purchasers of zero coupon debentures we issued in 2000 and redeemed in 2001 received warrants to purchase 6.8 million shares of our Common Stock at $6.00 per share subject to customary anti-dilution rights. The warrants can be exercised at any time, in whole or in part. Cashless exercise is permitted and the warrants will expire in 2007. Since the zero coupon debentures were redeemed within 22 months after they were issued, the number of shares issuable upon exercise of the warrants was decreased by 523,000, leaving a total of 6.3 million warrants outstanding. See "Financing".

         CONVERTIBLE PREFERRED STOCK

                  On November 27, 2001, we sold to Invemed 1,000,000 shares of our Series A Preferred Stock for $25.00 per share. As a condition to this sale to Invemed, on the same date we also sold 1,080,000 shares of our Series B Preferred Stock for $25.00 per share. On December 11, 2001 we sold an additional 300,000 shares of the Series B Preferred Stock in exchange for $10.0 million aggregate principal amount of our 11.25% senior subordinated notes due 2011. For purposes of this exchange, the senior subordinated notes were valued at $7.5 million and the Series B Preferred Stock was issued at $25.00 per share. On December 19, 2001 we sold an additional 600,000 shares of our Series B Preferred Stock for $25.00 per share. In each case, the Series A and Series B Preferred Stock was issued in a private placement exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). In aggregate, we raised $67.0 million in cash and exchanged $10 million aggregate principal amount (valued at $7.5 million for purposes of the exchange) of our senior subordinated notes for shares of our convertible preferred stock from the sales and exchange. For a more detailed description of the terms of the Series A and Series B Preferred Stock, see "Financing".

                  The terms of the Series A and Series B Preferred Stock are identical except that the conversion rights of the Series A Preferred stock were subject to shareholder approval. On February 7, 2002, at a special meeting of shareholders, our shareholders approved Invemed's right to convert its Series A Preferred Stock.

         NTH DEGREE CONTRACT

                  In February 2001, we entered into a contract with Nth Degree, Inc. to provide various exhibitor services to our Comdex Susecu and NetWorld+Interop Sao Paulo events held in Sao Paulo, Brazil. Under this contract, we receive 10% of the revenue generated by Nth Degree from its sale of services to exhibitors. Nth Degree generated approximately $140,000 from exhibitor service sales at Comdex Susecu and NetWorld+Interop Sao Paulo. Darren Roy, the son-in-law of our director and executive officer Mr. Chudnofsky, was employed by Nth Degree when we entered into the contract in 2001.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

2.3 Asset Purchase Agreement, dated as of September 10, 2001, by and among Key3Media VON Events, Inc., pulver.com, Inc., pulver.com Europe, Ltd., pulver.com Asia Pacific, Ltd., pulver.com Conferences, Inc. and Jeffrey Pulver (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed September 24, 2001).

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

4.7.2 Amendment No. 3 to the Amended and Restated Credit Agreement, dated June 26, 2002, by and between Key3Media Group, Inc., the banks, financial institutions, institutional lenders and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 28, 2002).

4.7.3 Amendment No. 4 to the Amended and Restated Credit Agreement, dated January 24, 2003, by and between Key3Media Group, Inc., the banks, financial institutions, institutional lenders and Morgan Stanley Senior Funding, Inc.

4.7.4 Amendment No. 5 to the Amended and Restated Credit Agreement, dated January 28, 2003, by and between Key3Media Group, Inc., the banks, financial institutions, institutional lenders and Morgan Stanley Senior Funding, Inc.

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

4.16 Final Order of United States Bankruptcy Court for the District of Delaware, dated March 26, 2003, authorizing Key3Media Group Inc.'s Debtor-in Possession ("DIP") Financing.

4.17 Post-Petition Credit and Guaranty Agreement, dated March 26, 2003, by and between Key3Media Group, Inc. and its affiliates, the DIP Lender Parties named therein and the Wilmington Trust Company.

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

10.8 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and Peter
                  B. Knepper.*+

10.9 Employment Agreement, as amended, dated as of March 1, 2000, between ZD Events Inc. (now Key3Media Events, Inc.) and Ned S. Goldstein.*+

10.10 Employment Agreement, dated as of July 1, 2000, between Key3Media Events, Inc. and Robert Priest-Heck.*+

10.11 Employment Agreement dated January 7, 2002, between Key3Media Group, Inc. and Eugene L. Cobuzzi. (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for year ended December 31, 2001).+

10.12             Letter of Intent to acquire SOFTBANK Forums Japan, Inc.
                  between Key3Media Group, Inc. and SOFTBANK America Inc. dated April 27, 2001 (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for period ended March 31, 2001).

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

16.1              Letter from PricewaterhouseCoopers LLP, dated December 6,
                  2000.**

21.1              List of Subsidiaries of Key3Media Group, Inc.

23.1              Consent of Ernst & Young LLP.

--------------------
* Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (No. 333-36828).

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

                  On August 30, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of G. Andrea Botta as a director of Key3Media.

                  On October 7, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of Pamela C. Alexander as a director of Key3Media.

                  On December 17, 2002, we filed a Current Report on Form 8-K (Item 5 and 7) concerning our failure to make an interest payment on our senior subordinated notes.

                  On December 23, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of Eric Hippeau as a director of Key3Media.

                  On January 3, 2002, we filed a Current Report on Form 8-K (Item 1) announcing that Triax Holdings Ltd. purchase of a controlling stake in our company from SOFTBANK America, Inc. and SOFTBANK Holdings, Inc.

                  On January 8, 2002, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of Michael B Solomon as a director of Key3Media.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KEY3MEDIA GROUP, INC.

                                         By:      /s/ NED S. GOLDSTEIN
                                                  ------------------------------
                                         Name:    Ned S. Goldstein
                                         Title:   Executive Vice President,
                                                  General Counsel and Secretary

Date: April 15, 2003




                                         By:      /s/ PETER B. KNEPPER
                                                  ------------------------------
                                         Name:    Peter B. Knepper
                                         Title:   Executive Vice President and
                                                  Chief Financial Officer

Date: April 15, 2003

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

              SIGNATURE                                      CAPACITY                             DATE
------------------------------------     -----------------------------------------------      ---------------
         /s/ FREDRIC D. ROSEN              Director, Chairman and Chief Executive Officer     April 15, 2003
-------------------------------------               (Principal Executive Officer
           Frederic D. Rosen

        /s/ JASON E. CHUDNOFSKY          Director, Vice Chairman and Chief Operating          April 15, 2003
-------------------------------------                        Officer
          Jason E. Chudnofsky

         /s/ EDWARD A. BENNETT                                Director                        April 15, 2003
-------------------------------------
           Edward A. Bennett

         /s/ RONALD D. FISHER                                 Director                        April 15, 2003
-------------------------------------
           Ronald D. Fisher

         /s/ PETER B. KNEPPER               Executive Vice President and Chief Financial      April 15, 2003
-------------------------------------        Officer (Principal Financial and Accounting
           Peter B. Knepper                                   Officer)

                                  CERTIFICATION

                  I, Fredric D. Rosen, certify that:

                  1. I have reviewed this annual report on Form 10-K of Key3Media Group, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           (b)      evaluated the effectiveness of the
                  registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           (c)      presented in this annual report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ Fredric D. Rosen
                                                   ----------------------------
                                         Name:     Fredric D. Rosen
                                         Title:    Chief Executive Officer and
                                                   Chairman of the Board

Date: April 15, 2003

                                  CERTIFICATION

                  I, Peter B. Knepper, certify that:

                  1. I have reviewed this annual report on Form 10-K of Key3Media Group, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           (b)      evaluated the effectiveness of the
                  registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           (c)      presented in this annual report our
                  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ Peter B. Knepper
                                                  -----------------------------
                                         Name:    Peter B. Knepper
                                         Title:   Executive Vice President and
                                                  Chief Financial Officer

Date: April 15, 2003

                      (This page intentionally left blank)

                              KEY3MEDIA GROUP, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                           ITEMS 15(a)(1) AND 15(a)(2)

                                                                  PAGE REFERENCE
                                                                  --------------
FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors-Ernst & Young LLP....................    F-2
Consolidated Balance Sheets-December 31, 2001 and 2002..............    F-3
Consolidated Statements of Operations-Three-year period
  ended December 31, 2002.............................................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) and Comprehensive Income (Loss) Three-year period ended
  December 31, 2002...................................................  F-6
Consolidated Statements of Cash Flows-Three-year period ended
  December 31, 2002...................................................  F-7
Notes to Consolidated Financial Statements............................  F-9
Financial Statement Schedule-Valuation and Qualifying Accounts........  S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Key3Media Group, Inc.

         We have audited the accompanying consolidated balance sheets of Key3Media Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key3Media Group, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred recurring operating losses and has filed for bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The 2002 financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                                   /s/  ERNST & YOUNG LLP

Los Angeles, California
April 10, 2003

                              KEY3MEDIA GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                   2001             2002
                                                                               ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents ...........................................     $    41,384      $     7,819
     Accounts receivable, net ............................................          46,333           13,165
     Prepaid event expenses ..............................................           4,539            3,043
     Deferred income taxes ...............................................           1,402               --
     Assets held for sale ................................................             700              323
     Other current assets ................................................           3,217            6,766
                                                                               -----------      -----------
       Total current assets ..............................................          97,575           31,116
Property and equipment, net ..............................................          18,812            9,487
Intangible assets, net ...................................................         871,938           73,904
Assets held for sale .....................................................          56,411            4,864
Deferred financing costs and other assets ................................          11,973            9,647
                                                                               -----------      -----------
       Total assets ......................................................     $ 1,056,709      $   129,018
                                                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Current maturities of long-term obligations .........................     $        --      $   371,769
     Accounts payable ....................................................          22,261            7,972
     Accrued expenses ....................................................          27,347           37,082
     Deferred revenue ....................................................          62,043           19,532
     Liabilities related to assets held for sale .........................           1,139              523
     Other current liabilities ...........................................           1,659            1,036
                                                                               -----------      -----------
       Total current liabilities .........................................         114,449          437,914
Deferred income taxes ....................................................          87,557               --
Long-term obligations (net of current maturities) ........................         370,000               --

COMMITMENTS AND CONTINGENCIES
  Shareholders' equity:
     Preferred stock - $0.01 par value with an aggregate liquidation value of $74,818 in 2001 and $78,749 in 2002; authorized 200,000,000 shares; issued and outstanding, 2,980,000 in 2001 and 1,530,000 in
       2002 ..............................................................              30               15
     Common stock - $0.01 par value: authorized 200,000,000 shares; issued
       and outstanding, 68,099,575 in 2001 and 68,531,919 in 2002 ........             681              685
     Additional paid-in-capital ..........................................         476,474          476,234
     Retained earnings (deficit) .........................................          17,414         (778,686)
     Accumulated comprehensive loss ......................................          (4,085)          (4,257)
     Deferred compensation ...............................................          (5,811)          (2,887)
                                                                               -----------      -----------
       Total shareholders' equity (deficit) ..............................         484,703         (308,896)
                                                                               -----------      -----------
       Total liabilities and shareholders equity (deficit) ...............     $ 1,056,709      $   129,018
                                                                               ===========      ===========

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2000             2001            2002
                                                                 -----------       ----------      ----------
Net revenues:
   Services..................................................... $   286,901       $  249,169      $  149,778
   Proceeds from insurance claim................................           -                -           1,683
                                                                 -----------       ----------      ----------
                                                                     286,901          249,169         151,461
Operating expenses:
   Cost of production...........................................      78,497           86,028          56,917
   Selling, general and administrative..........................     106,231          105,733          84,807
   Restructuring costs..........................................           -                -           7,351
   Non-recurring compensation charge............................       2,977                -               -
   Staff reduction severance charges............................           -            1,709           2,780
   Reduction of goodwill and other intangibles..................           -                -         363,000
   Stock based compensation.....................................       7,967              188           1,821
   Depreciation and amortization................................      36,688           39,984          17,674
                                                                 -----------       ----------      ----------
                                                                     232,360          233,642         534,350
                                                                 -----------       ----------      ----------
Income (loss) from operations...................................      54,541           15,527        (382,889)
                                                                 -----------       ----------      ----------
Other income (expenses):
   Interest expense.............................................     (39,359)         (45,102)        (39,793)
   Interest income..............................................       3,264            2,869             362
   Other income (expense), net..................................         (17)           6,496            (407)
                                                                 -----------       ----------      ----------
                                                                     (36,112)         (35,737)        (39,838)
                                                                 -----------       ----------      ----------
Income (loss) before income taxes, discontinued operations,
   extraordinary items and cumulative effect of accounting
   change.......................................................      18,429          (20,210)       (422,727)
Income tax provision (benefit)..................................       9,867           (5,125)         (4,854)
                                                                 -----------       ----------      ----------
Income (loss) before discontinued operations, extraordinary
   items and cumulative effect of accounting change.............       8,562          (15,085)       (417,873)
Net income (loss) on discontinued operations....................                        1,229         (33,450)
Extraordinary loss on retirement of debt (net of tax benefit of
   $3,383)......................................................           -           (9,146)              -
Extraordinary gain on conversion of debt to preferred stock
   (net of tax provision of $594)...............................           -            1,606               -
Cumulative effect of accounting change, net of tax..............           -                -        (344,615)
                                                                 -----------       ----------      ----------
      Net income (loss)......................................... $     8,562       $  (21,396)     $ (795,938)
                                                                 ===========       ==========      ==========
Net income (loss) attributable to common shareholders:
Net income (loss)............................................... $     8,562       $  (21,396)     $ (795,938)
Accretion on convertible preferred stock........................           -             (318)         (3,931)
                                                                 -----------       ----------      ----------
Net income (loss) attributable to common shareholder............ $     8,562       $  (21,714)     $ (799,869)
                                                                 ===========       ==========      ==========

Net income (loss) per common share-Basic:
Before extraordinary items (after accretion on
   preferred stock)............................................. $      0.15       $    (0.23)     $    (6.16)
Net income (loss) on discontinued operations....................           -             0.02           (0.49)
Extraordinary loss on retirement of debt........................           -            (0.14)              -
Extraordinary gain on conversion of debt to preferred stock.....           -             0.02               -
Cumulative effect of accounting change..........................           -                -           (5.04)
                                                                 -----------       ----------      ----------
Net income (loss) per common share.............................. $      0.15       $    (0.33)     $   (11.69)
                                                                 ===========       ==========      ==========

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                      2000            2001            2002
                                                                    --------       ----------      ----------
Net income (loss) per common share-Diluted:
Before extraordinary items (after accretion on preferred
   stock).......................................................    $   0.14       $    (0.23)     $    (6.16)
Net income (loss) on discontinued operations ....................          -             0.02           (0.49)
Extraordinary loss on retirement of debt ........................          -            (0.14)              -
Extraordinary gain on conversion of debt to preferred stock .....          -             0.02               -
Cumulative effect of accounting change ..........................          -                -           (5.04)
                                                                    --------       ----------      ----------
Net income (loss) per common share..............................    $   0.14       $    (0.33)     $   (11.69)
                                                                    ========       ==========      ==========
Shares used in computing basic net income (loss) per common
   stock ........................................................     57,589           66,809          68,402
Shares used in computing diluted net income (loss) per common
   stock ........................................................     59,949           66,809          68,402
Pro forma basic net income per share (unaudited) ................   $   0.13       $        -      $        -
Pro forma diluted net income per share (unaudited) ..............   $   0.13       $        -      $        -
Shares used in computing pro forma basic net income per common
   share ........................................................     65,000                -               -
Shares used in computing pro forma diluted net income per
   common stock .................................................     67,360                -               -

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (IN THOUSANDS)

                                                                                  ADDITIONAL     RETAINED      ACCUMULATED
                                             DIVISION    PREFERRED    COMMON       PAID-IN       EARNINGS     COMPREHENSIVE
                                             CAPITAL       STOCK      STOCK        CAPITAL      (DEFICIT)     INCOME (LOSS)
                                            ----------   ---------   --------     ----------    ----------    -------------
Balance at January 1, 2000...............   $ 328,022    $      -    $      -     $       -     $  73,246     $    (3,894)
Net transactions with affiliates.........       9,851           -           -             -             -               -
Transaction related to spin off from ZDI:
   Adjustment of deferred income taxes...     (32,027)          -           -             -             -               -
   Issuance of common stock to ZDI.......    (305,846)          -         534       305,312             -               -
   Dividend..............................           -           -           -             -       (42,998)              -
Sale of common stock, net of
   issuance costs........................           -           -         116        66,562             -               -
Issuance of warrants to purchase
   common stock..........................           -           -           -        15,000             -               -
Deferred compensation related to
   stock options.........................           -           -           -        34,507             -               -
Amortization of deferred compensation....           -           -           -           378             -               -
Forfeiture of options to purchase
   common stock..........................           -           -           -        (1,975)            -               -
Adjustment to benefit of pre-spin
   tax loss retained by ZDI..............           -           -           -         2,387             -               -
Foreign currency translation
   adjustment............................           -           -           -             -             -              58
Net income...............................           -           -           -             -         8,562               -
                                            ---------    --------    --------     ----------    ---------     -----------

Total comprehensive income...............

Balance at December 31, 2000.............           -           -         650       422,171        38,810          (3,836)
Issuance of preferred stock, net of
   issuance of costs.....................           -          27           -        65,573             -               -
Conversion of debt to preferred stock....           -           3           -         7,497             -               -
Proceeds from the exercise of
   options to purchase common stock......           -           -           1           722             -               -
Forfeiture of stock options..............           -           -           -        (2,257)            -               -
Adjustment in fair value of options
   requiring variable accounting.........           -           -           -       (17,599)            -               -
Amortization of deferred compensation....           -           -           -             -             -               -
Common stock issued for business
   acquired  (see note 5)................           -           -          30           367             -               -

Foreign currency translation
   adjustment............................           -           -           -             -             -            (249)
Net loss.................................           -           -           -             -       (21,396)              -
                                            ---------    --------    --------     ----------    ---------     -----------
Total comprehensive loss.................

Balance at December 31, 2001.............           -          30         681       476,474        17,414          (4,085)
Offering costs related to preferred
   stock issuance in December 2001.......           -           -           -          (150)            -               -
Conversion of preferred stock to
   common stock..........................           -          (1)          2           161          (162)              -
Purchase of preferred stock..............           -         (14)          -            14             -               -
Forfeiture of options to purchase
   common stock..........................           -           -           -          (414)            -               -
Adjustment in fair value of options                 -           -           -          (689)            -               -
   requiring variable accounting.........
Amortization of deferred compensation....           -           -           -             -             -               -
Issuance of common stock to acquire
   a business............................           -           -           2           838             -               -
Foreign currency translation
   adjustment............................           -           -           -             -             -            (172)
Net loss.................................           -           -           -             -      (795,938)              -
                                            ---------    --------    --------     ---------     ---------     -----------
Balance at December 31, 2002.............   $       -    $     15    $    685     $ 476,234     $(778,686)    $    (4,257)
                                            =========    ========   =========     =========     =========    ============

                                                 TOTAL
                                              COMPREHENSIVE      DEFERRED
                                              INCOME (LOSS)    COMPENSATION     TOTAL
                                              -------------    ------------   ---------
Balance at January 1, 2000...............                      $     (982)    $ 396,392

Net transactions with affiliates.........                               -         9,851
Transaction related to spin off from ZDI:
   Adjustment of deferred income
   taxes.................................                               -       (32,027)
   Issuance of common stock to ZDI.......                               -             -
   Dividend..............................                               -       (42,998)
Sale of common stock, net of
   issuance costs........................                               -        66,678
Issuance of warrants to purchase
   common stock..........................                               -        15,000
Deferred compensation related to
   stock options.........................                         (34,507)            -
Amortization of deferred compensation....                           7,589         7,967
Forfeiture of options to purchase
   common stock..........................                           1,975             -
Adjustment to benefit of pre-spin
   tax loss retained by ZDI..............                               -         2,387
Foreign currency translation
   adjustment............................     $        58              70           128
Net income...............................           8,562               -         8,562
                                              -----------      ----------     ---------

Total comprehensive income...............     $     8,620
                                              ===========

Balance at December 31, 2000.............                         (25,855)      431,940
Issuance of preferred stock, net of
   issuance of costs.....................                               -        65,600
Conversion of debt to preferred stock....                               -         7,500
Proceeds from the exercise of
   options to purchase common stock......                               -           723
Forfeiture of stock options..............                           2,257             -
Adjustment in fair value of options
   requiring variable accounting.........                          17,599             -
Amortization of deferred compensation....                             188           188
Common stock issued for business
   acquired  (see note 5)................                               -           397

Foreign currency translation
   adjustment............................     $      (249)              -          (249)
Net loss.................................         (21,396)              -       (21,396)
                                              -----------      ----------     ---------
Total comprehensive loss.................     $   (21,645)
                                              ===========

Balance at December 31, 2001.............                          (5,811)      484,703
Offering costs related to preferred
   stock issuance in December 2001.......                               -          (150)
Conversion of preferred stock to
   common stock..........................                               -             -
Purchase of preferred stock..............                               -             -
Forfeiture of options to purchase
   common stock..........................                             414             -
Adjustment in fair value of options                                   689             -
   requiring variable accounting.........
Amortization of deferred compensation....                           1,821         1,821
Issuance of common stock to acquire
   a business............................                               -           840
Foreign currency translation
   adjustment............................     $      (172)              -          (172)
Net loss.................................        (795,938)              -      (795,938)
                                              -----------      ----------     ---------
Balance at December 31, 2002.............     $  (796,110)     $   (2,887)    $(308,896)
                                              ===========      ==========     =========

                             See accompanying notes

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                             2000          2001           2002
                                                                                          ----------   -------------   ------------
Cash flows from operating activities:
   Net income (loss) ..................................................................   $   8,562    $    (21,396)   $ (795,938)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Extraordinary loss on retirement of debt .........................................          --          12,529             --
     Extraordinary gain on conversion of debt to preferred stock ......................          --          (2,200)            --
     Cumulative effect of accounting change ...........................................          --              --        344,615
     Reduction of goodwill and other intangibles ......................................          --              --        396,130
     Depreciation and amortization ....................................................      36,688          40,788         20,086
     Stock based compensation .........................................................       7,967             188          1,821
     Non-cash interest expense ........................................................      10,213          12,261          2,120
     Loss on disposal of property and equipment .......................................          61              93          1,371
     Foreign exchange (gain) loss .....................................................          45             104             50
     Deferred income taxes ............................................................      (3,968)          2,870         (5,770)
   Changes in operating assets and liabilities, net of effect from acquired businesses:
     Accounts receivable ..............................................................     (10,871)         38,241         34,251
     Prepaid event expenses ...........................................................        (374)          3,357          2,314
     Other current assets .............................................................      (1,018)            (74)        (3,027)
     Other assets .....................................................................         (39)             18            206
     Accounts payable .................................................................      13,162          (1,184)       (14,203)
     Accrued expenses .................................................................      26,694         (23,352)         9,370
     Deferred revenue .................................................................      12,087         (51,751)       (46,023)
     Other liabilities ................................................................      (1,511)        (10,023)        (1,393)
                                                                                          ---------    ------------    -----------
         Total adjustments ............................................................      89,136          21,865        741,918
                                                                                          ---------    ------------    -----------
         Net cash provided by (used in) operating activities ..........................      97,698             469        (54,020)
                                                                                          ---------    ------------    -----------
Cash flows from investing activities:
   Purchase of property and equipment .................................................      (7,415)        (14,755)          (742)
   Return of purchase price from acquired businesses ..................................          --              --         21,985
   Acquisition of businesses, net of cash acquired ....................................          --        (103,707)        (1,865)
   Purchase of intangible assets ......................................................        (125)             --             --
                                                                                          ---------    ------------    -----------
         Net cash provided by (used in) investing activities ..........................      (7,540)       (118,462)        19,378
                                                                                          ---------    ------------    -----------
Cash flows from financing activities:
   Net transactions with Softbank, ZDI and affiliates excluding non-cash transactions
     with affiliates...................................................................       7,170              --             --
   Increase (decrease) in bank overdraft ..............................................      (2,351)             --             --
   Borrowing under new credit facility ................................................     330,000              --             --
   Proceeds from the issuance of zero coupon senior debentures with detachable warrants      75,000              --             --
   Proceeds from the sale of common stock, net ........................................      69,851              --             --
   Proceeds from the exercise of options to purchase common stock .....................          --             723             --
   Payment of costs associated with the issuance of long-term obligations .............     (10,582)        (12,975)            --
   Retirement of zero coupon senior debentures and accreted interest ..................          --         (83,576)            --
   Proceeds from issuance of senior subordinated notes ................................          --         300,000             --
   Borrowings under amended and restated senior bank credit facility ..................          --         110,000          1,769
   Repayment of borrowings under revolving credit facility ............................          --         (30,000)            --

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  2000         2001         2002
                                                                               ---------    ----------   ---------
   Repayment of long-term obligations to ZDI and bank borrowings retained by    (382,002)          --           --
   ZDI
   Repayment of long-term obligations under the new credit facility ........     (30,000)    (300,000)          --
   Proceeds from the issuance of preferred stock, net ......................          --       65,600         (150)
   Payment of dividend to ZDI ..............................................     (42,998)          --           --
                                                                               ---------    ---------    ---------
     Net cash provided by financing activities .............................      14,088       49,772        1,619
                                                                               ---------    ---------    ---------
Effects of exchange rate changes on cash ...................................          98         (309)        (542)
                                                                               ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents .......................     104,344      (68,530)     (33,565)
Cash and cash equivalents at beginning of year .............................       5,570      109,914       41,384
                                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year ...................................   $ 109,914    $  41,384    $   7,819
                                                                               =========    =========    =========

Supplemental cash flow disclosures:
   Interest paid ...........................................................   $  28,897    $  36,630    $  21,500
   Income taxes paid (refunded) ............................................   $     137    $     902         (741)
Non-cash financing activities:
   Conversion of senior subordinated notes to preferred stock ..............   $      --    $  10,000    $      --
   Capital contribution through payment of stock issuance cost by ZDI ......   $   2,681    $      --    $      --
   Conversion of preferred stock to common stock ...........................   $      --    $      --    $     163

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

                  The Company recorded $0, $0 and $2,490 for centralized administrative charges from ZDI for the years ended December 31, 2002, 2001, and 2000 respectively. The financial statements are not necessarily indicative of results that would have occurred if the activities of the Company had been a separate stand-alone entity prior to August 18, 2000.

2.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BASIS OF
PRESENTATION

                  On February 3, 2003 ("Petition Date") Key3Media Group, Inc. and five of its U.S. subsidiaries (collectively "the Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Court"). The reorganization is being jointly administered under the caption "In re Key3Media Inc., et al. case No. 03-10323." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not Debtors. Key3Media Group, Inc. and all of its consolidated subsidiaries are collectively referred to herein as "Key3Media," or "the Company." The Company decided to seek judicial reorganization based upon a comprehensive recapitalization plan designed to provide a strong financial foundation for the Company. The plan is backed by

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

investment funds managed by Thomas Weisel Capital Partners ("TWCP"), which owns as of February 3, 2003, approximately 68% of Key3Media's bank debt and approximately 38% of its 11.25% Senior Subordinated notes due 2011.

                  On February 4, 2003, the Court gave interim approval for $12,500 of a $30,000 debtor-in-possession Credit and Guaranty Agreement ("DIP Credit Facility") to be provided by TWCP for payment of permitted pre-petition claims, working capital needs, and other general corporate purposes. On March 26, 2003, the Court gave final approval of the DIP Credit Facility, which requires the Company, amongst other things, to maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets. In addition, the DIP Credit Facility maintains a requirement that the Court enter the Plan of Reorganization on or before June 30, 2003. If this requirement in not met, then there is an Event of Default under the DIP Credit Facility.

                  As a debtor-in-possession, Key3Media is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Key3Media may not be enforced. In addition, under the Bankruptcy Code, Key3Media may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Absent an order from the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and approved by the Court.

                  The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, these consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.

                  The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's recurring losses and bankruptcy filing raise substantial doubt about the Company's ability to continue as a going concern. The ability of Key3Media to continue as a going concern is predicated upon numerous issues, including the Company's ability to achieve the following:

                           -        Implement its long-term strategy to
                                    revitalize its business and return Key3Media to profitability;

                           - Take appropriate action to offset the negative effects that the Chapter 11 filing has had on the business, including the loss in customers and the impairment of vendor relations;

                           - Operate within the framework of the DIP Credit Facility, including its limitations on capital expenditures, its financial covenants, the ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms;

                           -        Attract, motivate and/or retain key
                                    executives and other employees;

                           - Confirmation by the Court of the Company's plan of reorganization.

                  These challenges are in addition to those operational and competitive challenges faced by Key3Media in connection with its general business activities.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                  Significant revenue and earnings are generated from our NetWorld+Interop tradeshows and JavaOne conference brands. The Company owns the service mark "Interop" and Novell has assigned the combined mark "Networld + Interop" to the Company in an agreement dated December 17, 2001. The Company also licenses the name "JavaOne" from Sun Microsystems which expires in July 2004. If these licenses terminate and are not renewed, the Company would not be able to produce events using these service marks and that could adversely affect revenues and results of operations.

                  Fair Value of Financial Instruments

                  The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments approximates fair value because of their short-term maturity. The fair value of the Company's indebtedness is discussed in Note 4.

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

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                  The Company enters into barter transactions with certain vendors where booth space at trade shows or conferences is exchanged for advertising or the Company and the vendor exchange advertising. These transactions are not included in the consolidated statements of operations. If these transactions had been included, the Company would have recorded additional revenue and expense of approximately $8,649, $7,186, $2,903 for the years ended December 31, 2000, 2001, and 2002, respectively.

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

                  Diluted earnings per common share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding, including the assumed issuance of shares to ZDI shareholders in connection with the spin-off, as if such issuance occurred at the beginning of 2000 plus the dilutive effect of stock options, warrants and preferred stock calculated using the treasury stock method.

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

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  A summary of the shares used to compute historical earnings per share is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                          2000           2001           2002
                                                                     -----------    -----------    ------------
Net income (loss)...............................................     $     8,562    $   (21,396)   $   (795,938)
Accretion on convertible preferred stock........................               -           (318)         (3,931)
                                                                     -----------    -----------    ------------
Net income (loss) attributable to common shareholders...........     $     8,562    $   (21,714)   $   (799,869)
                                                                     -----------    -----------    ------------
Weighted average common shares..................................          57,589         66,809          68,402
                                                                     -----------    -----------    ------------
Denominator for basic calculation...............................          57,589         66,809          68,402
                                                                     -----------    -----------    ------------
Net income (loss) per common share-basic........................     $      0.15    $     (0.33)   $     (11.69)
                                                                     ===========    ===========    ============

Weighted average effect of anti-dilutive securities:
    Warrants....................................................             972              -               -
    Stock options...............................................           1,388              -               -
    Preferred stock.............................................               -              -               -
                                                                     -----------    -----------    ------------
Total weighted average effect of anti-dilutive securities.......           2,360              -               -
                                                                     -----------    -----------    ------------
Denominator for diluted calculation.............................          59,949         66,809          68,402
                                                                     -----------    -----------    ------------
Net income (loss) per common share-diluted......................     $      0.14    $     (0.33)   $     (11.69)
                                                                     ===========    ===========    ============

                  A summary of the shares used to compute unaudited pro forma earnings per share is as follows:

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                                       2000
                                                                                                   ------------
Net income....................................................................................     $      8,562
                                                                                                   ------------
Weighted average common shares................................................................           65,000
                                                                                                   ------------
Denominator for basic calculation.............................................................           65,000
                                                                                                   ------------
Net income per share-basic....................................................................     $       0.13
                                                                                                   ============

Weighted average effect of anti-dilutive securities:
Warrants......................................................................................              972
Stock options.................................................................................            1,388
                                                                                                   ------------
Total weighted average effect of anti-dilutive securities.....................................            2,360
                                                                                                   ------------
Denominator for diluted calculation...........................................................           67,360
                                                                                                   ------------
Net income per share-diluted..................................................................     $       0.13
                                                                                                   ============

                  Operating Costs and Expenses

                  Cost of production includes the direct costs of organizing, producing and managing trade shows, seminars, conferences and expositions. These costs are capitalized as prepaid and expensed in the month in which the event is conducted.

                  Foreign Currency Translation

                  The assets and liabilities of foreign operations are translated at the current exchange rate and elements of shareholders' equity are translated at historical exchange rates at year-end. Revenue and expense accounts are translated at the average exchange rate during the periods presented. Gains or losses from foreign currency transactions are included in earnings as incurred. Translation adjustments are included as a separate component of shareholders' equity (deficit).

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                  The activities of the Company were included in the consolidated federal income tax return filed by ZDI (from May 4, 1998 through August 18, 2000). However, the tax provision shown on the consolidated statement of operations for fiscal year 2000 was prepared as though the activities of the Company were filed in income tax returns on a stand-alone basis. The tax benefit arising from the change in the deferred tax accounts and the Company's interim loss through August 18, 2000 was reflected in the accompanying consolidated statement of operations, however as the operating tax asset was utilized by Ziff Davis, the amount of the asset was reflected as a distribution to Ziff Davis. The effect of recording the income tax provision on a stand-alone basis as of August 18, 2000 resulted in an aggregate reduction in Division Equity of $32,027.

                  Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements. Actual results may differ from these estimates.

                  Related Party Transactions

                  During 2001, the Company recorded event related cost of approximately $140 charged by a vendor who employed a relative by marriage of an officer and director of the Company.

                  Stock-Based Compensation

                  Statement of Financial Accounting Standards No. 123 (SFAS
123),"Accounting for Stock-Based Compensation" encourages, but does not require, companies to adopt a fair value based method for determining the expense related to stock-based compensation. The Company records stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 (FIN 44)."

                  New Accounting Pronouncements

                  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 beginning with the first quarter of 2002. See Note 6 for further discussion on the Company's adoption of SFAS No. 142.

                  In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," however it retains the fundamental provisions of SFAS No. 121 related to

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides, among other things, more guidance on estimating cash flows when performing a recoverability test and establishes more restrictive criteria to classify an asset as "held for sale." The Company's adoption of the provisions of SFAS No. 144 on January 1, 2002 did not effect its financial position or results of operations.

                  In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require, among other things, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. At such time, the Company will reclassify the extraordinary loss and gain on extinguishments of debt to continuing operations for prior periods. With regards to other provisions of SFAS No. 145, the Company has adopted them and such adoption did not effect its financial position or results of operations.

                  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred while EITF No. 94-3 requires that the liability be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 15, 2002, with early application encouraged. The Company adopted SFAS No. 146 in the second quarter of 2002.

                  Reclassification

                  Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentation.

4.       LONG-TERM OBLIGATIONS

                  Long-term Obligations consist of the following:

                                                                                            DECEMBER 31,
                                                                                    ---------------------------
                                                                                       2001            2002
                                                                                    -----------    ------------
Borrowings under Amended and Restated Credit Facility...........................    $    80,000    $     81,769
11.25%, senior subordinated notes...............................................        290,000         290,000
                                                                                    -----------    ------------
                                                                                        370,000         371,769
Less current maturities.........................................................              -        (371,769)
                                                                                    -----------    ------------
Total...........................................................................    $   370,000    $          -
                                                                                    ===========    ============

                  On December 16, 2002, the Company failed to pay the semi-annual interest payment due on its 11.25% senior subordinated notes (the "Notes"). This non-payment of interest continued past the 30 day grace period and became an event of default in respect of the Notes. Further, this event of default under the Notes constituted a cross-default under the Company's Amended and Restated Credit Facility.

                  In addition, as of December 31, 2002, the Company is not in compliance with the financial and certain other covenants contained in its Amended and Restated Credit Facility.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  The net proceeds from the offering of the Notes on June 26, 2001, which approximated $292,000 after deducting the underwriting discount and other sale expenses, and cash on hand, were used by the Company to repay its existing term loan bank borrowings and to repurchase and retire zero coupon debentures issued in August 2000 in connection with the spin-off from ZDI.

                  The Notes bear interest at a rate of 11.25% per annum, payable semi-annually on June 15 and December 15 of each year and may be redeemed beginning on June 15, 2006. The Notes are guaranteed by the Company's wholly owned subsidiaries, Key3Media Events, Key3Media Von Events Inc. and Key3Media BCR Events, Inc., as to principal, premium, if any, and interest. In addition, the Notes are subordinated to all of the Company's senior indebtedness (as defined) and will be structurally subordinated to all liabilities of the subsidiaries that do not guarantee the Notes. The Notes contain various financial covenants including, amongst other things, (i) limitations on dividends and other restricted payments, (ii) limitations on the incurrence of indebtedness, and (iii) limitations on the sale or exchange of assets.

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

                  On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of 5.5% Series A Convertible Preferred Stock and 1,080 shares of 5.5% Series B Convertible Preferred Stock, in each case for $25.00 per share. Concurrent with the issuance of this convertible preferred stock, the Company repaid $30,000 of the borrowings under the Amended and Restated Credit Facility and further amended that facility to replace its existing covenants to maintain a minimum interest coverage ratio and maximum senior debt and total debt to pro forma EBITDA ratios with new covenants that require the maintenance of a ratio of pro forma EBITDA to fixed charges (which will include interest, domestic taxes and annual capital expenditures of up to $5,000) of at least 1.1:1 and limit the total senior debt to $120,000; total debt to $410,000 and annual capital expenditures to $15,000. The revised covenants will remain in effect until there have been two consecutive quarters in which the Company's pro forma EBITDA for the last twelve months is more than $85,000, after which time the existing covenants will come back into effect.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                  On January 23, 2003 and January 28, 2003, the Company further amended its Amended and Restated Credit Facility. These amendments, amongst other things, provided consents to the sale of the VON assets and subordination of liens in connection with the Company obtaining debtor-in-possession financing, and waivers for certain other technical defaults that existed at each amendment date.

                  On December 12, 2001, the Company issued 300 shares of 5.5% Series B Convertible Preferred Stock in a private placement in exchange for $10,000 face amount of its Notes. For the purpose of this exchange, the Notes were valued at $7,500 and the convertible preferred shares were issued for $25.00 per share. In connection with this exchange, the Company recorded an extraordinary gain on conversion of debt to preferred stock of $1,606 (net of taxes of $594) representing the difference between the face value of the Notes and the value of the convertible preferred stock less the write-off of unamortized debt issuance costs allocated to the Notes converted to preferred stock.

                  In connection with the repayment of all of its term loans and repurchase of all of the outstanding debentures on June 26, 2001, the Company recognized an extraordinary loss on retirement of debt of $9,146 (net of a tax benefit of $3,383) representing the write-off of unamortized debt issuance costs and unamortized debt discount recorded in August 2000, the original issuance date of the debentures.

                  The Company incurred interest expense to related parties for the years ended December 31, 2000, 2001 and 2002 of $15,522, $0 and $0, respectively.

                  The unaudited estimated fair value of the Notes included in current maturities of long-term obligations as of December 31, 2002 was in the approximate range of $4,000 to $8,000 while the fair value of the borrowings under the Amended and Restated Credit Facility as of December 31, 2002 cannot be reasonably estimated. The fair value of the Notes was determined based on recent market information.

                  Maturities of long-term debt for the next five years and thereafter are:

                                                                                                      TOTAL
                                                                                                   ------------
Year ending December 31:
2003......................................................................................         $    371,769
2004......................................................................................                    -
2005......................................................................................                    -
2006......................................................................................                    -
2007......................................................................................                    -
Thereafter................................................................................                    -
                                                                                                   ------------
Total.....................................................................................         $    371,769
                                                                                                   ============

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       BUSINESS COMBINATIONS AND DISPOSITIONS

                  Business Combinations

                  On January 7, 2002, the Company completed its acquisition of ExpoNova Events & Exhibitions ("ExpoNova") previously announced on November 30, 2001. The Company paid an estimated initial purchase price of $3,360 in cash and issued 178 shares of its common stock with a fair value approximating $840 for a total purchase price of $4,200. Additionally, in connection with this acquisition, ExpoNova retained and subsequently exercised a right to require the Company to purchase another tradeshow and conference business subject to certain conditions. The exercise of this put resulted in no additional payments as consideration by the Company when it completed this purchase transaction on April 9, 2002. The initial purchase price was determined by applying a multiple to the average EBITDA (as defined in the purchase agreement) for the years 2000, 2001, and 2002. For the purpose of the closing, an estimate of 2001 and 2002 EBITDA was used to calculate the estimated initial purchase price with ten percent of the total cash and securities given as consideration placed into escrow. Upon the final determination of the purchase price, the escrow amount and additional amounts, if any, due to each party will be distributed as required by the purchase agreement.

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

                  The following data shows the estimated initial purchase price for each acquisition described above and the respective changes for each purchase price from the date of acquisition to December 31, 2002:

                                                PULVER         BCR          NGN        EXPONOVA       TOTAL
                                               ---------    ---------    ---------     ---------    ---------
Cash and cash equivalents..................    $       -    $       -    $       -     $   1,706    $   1,706
Accounts receivable and prepaid expenses...          654        1,314        1,036         2,046        5,050
Fixed assets, net..........................            -            -            -           163          163
Identifiable intangible assets.............        7,245            -        1,367             -        8,612
Goodwill...................................       33,965       12,339       38,661         4,954       89,919
Accounts payable and accrued expenses......            -         (565)         (13)       (1,780)      (2,358)
Deferred revenue...........................       (2,772)      (1,452)      (3,044)       (2,889)     (10,157)
Common stock issued........................            -            -            -          (840)        (840)
                                               ---------    ---------    ---------     ---------    ---------
Total cash paid............................       39,092       11,636       38,007         3,360       92,095
Working capital adjustments................        2,410          702        2,022             -        5,134
Common stock issued........................            -            -            -           840          840
                                               ---------    ---------    ---------     ---------    ---------
Purchase price at December 31, 2002........    $  41,502    $  12,338    $  40,029     $   4,200    $  98,069
                                               =========    =========    =========     =========    =========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                PULVER         BCR          NGN        EXPONOVA       TOTAL
                                               ---------    ---------    ---------     ---------    ---------
Initial purchase price at time of acquisition  $  59,957    $  13,765    $  44,582     $  4,200     $ 122,504
Net return of purchase price charged to
   Goodwill in fiscal year 2001............       (2,450)           -            -             -       (2,450)
Net return of purchase price charged to
   Goodwill in fiscal year 2002............      (16,005)      (1,427)      (4,553)            -      (21,985)
                                               ---------    ---------    ---------     ---------    ---------
Purchase price at December 31, 2002........    $  41,502    $  12,338    $  40,029     $   4,200    $  98,069
                                               =========    =========    =========     =========    =========

                  The following table shows the portion of the estimated initial purchase price currently held in escrow for each acquisition described above as of December 31, 2002:

                                                PULVER         BCR          NGN        EXPONOVA       TOTAL
                                               ---------    ---------    ---------     ---------    ---------
Balance at December 31, 2001...............    $  20,250    $   1,377    $   4,458     $     420    $  26,505
Return of purchase price to Company........      (16,005)      (1,427)      (4,553)            -      (21,985)
Payment of escrow proceeds to Seller.......       (4,245)           -       (4,278)            -       (8,523)
Additional escrow funding by Seller........            -           50        4,373             -        4,423
Reduction in fair value of common stock....            -            -            -           (82)         (82)
                                               ---------    ---------    ---------     ---------    ---------
Purchase price at December 31, 2002........    $       -    $       -    $       -     $     338    $     338
                                               =========    =========    =========     =========    =========

                  The estimated initial purchase price was preliminarily allocated based on the estimated fair values of the assets acquired at their date of purchase subject to final determination of the initial purchase price. This preliminary allocation resulted in total acquired identifiable intangible assets related primarily to exhibitor lists of $8,612, which are being amortized on a straight-line basis over 3 years. The resulting total goodwill of $89,919 has not been amortized but has been subjected to impairment testing in accordance with SFAS No. 142. See note 7.

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

                  As of December 31, 2002, the purchase prices for BCR and NGN were determined resulting in a final determination of purchase price for BCR; however in connection with the final determination of purchase price for NGN, the Company and the sellers of NGN agreed to a preliminary final purchase price based upon applying a multiple to the average EBITDA for years 2000 and 2001 which did not include any proceeds from a pending insurance claim for event interruption and cancellation submitted by NGN's sellers for one of its events which they believed was impacted by the events that occurred on September 11, 2001. The determination of this preliminary

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

final purchase price required NGN's sellers to deposit $4,373, into the escrow as a potential return of purchase price pending resolution of the insurance claim previously noted. During the fourth quarter ended December 31, 2002, the Company and the sellers of the NGN assets agreed to eliminate the provisions related to purchase price adjustments for 2002 and 2003 and set a final purchase price of $40,029; accordingly, the balance of funds held in escrow were distributed.

                  In connection with the insurance claim noted above, the insurance company accepted a proof of loss on September 6, 2002, in the amount of $1,562. This amount, plus an addition amount of $121 related to an event that the Company held during September 11, 2001 in Atlanta, Georgia, is classified in the accompanying consolidated statement of operations as "Proceeds from insurance claim."

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

                  Because SB America owned in excess of fifty (50) percent of the voting common shares of the Company at the June 1, 2001 closing of this transaction and continued to be a majority shareholder through the record date for voting on the transaction, the Company recorded the acquisition as of this closing date. Accordingly, the results of SB Forums are included in the Company's consolidated statement of operations beginning June 1, 2001. Furthermore, as this transaction is between companies under common control, this business combination has been recorded using the historical cost basis of the assets and liabilities acquired; consequently, the fair value of common shares initially issued of approximately $29,800 was reduced by $29,403 to equal the historical cost of the net assets acquired of $397. This reduction in value was accomplished by adjusting additional paid-in-capital.

                  Disposition of Business

                  On January 24, 2003, the Company completed the sale of the assets of its Key3Media VON Events, Inc. (VON) subsidiary to Pulver.com VON Events, Inc., an affiliate of the prior owners of the VON events. The Company has accounted for these operations as discontinued operations in the accompanying consolidated financial statements. For the years ended December 31, 2001 and 2002, VON's revenues were $3,151 and $4,637, respectively. The Company's net income (loss) from operations from VON was income of $1,229 and a loss of $33,450 for the years ended December 31, 2001 and 2002, respectively. The operating loss for 2002 included a write down of the value of the goodwill associated with the VON events in the amount of $33,130.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  The components of the assets held for sale and the liabilities related to the assets held for sale in the consolidated balance sheet are as follows:

                                                                         DECEMBER 31,
                                                                 -----------------------
                                                                   2001          2002
                                                                 ---------     ---------
Accounts receivables..........................................   $     699     $     312
Prepaid event costs...........................................           1            11
                                                                 ---------     ---------
Assets held for sale, current.................................   $     700     $     323
                                                                 =========     =========
Goodwill and other intangibles................................   $  57,215     $   8,080
Accumulated amortization......................................        (804)       (3,216)
                                                                 ---------     ---------
Assets held for sale, noncurrent..............................   $  56,411     $   4,864
                                                                 =========     =========
Accounts payable..............................................   $      77     $     165
Accrued expenses..............................................         122            41
Deferred revenue..............................................         939           317
Other liabilities.............................................           1             -
                                                                 ---------     ---------
Liabilities related to assets held for sale, current..........   $   1,139     $     523
                                                                 =========     =========

6.       CHARGES AND NON-RECURRING ITEMS

                  Reduction of Goodwill and Other Intangibles

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

                  As a result of the strategic review of its operations undertaken during the third quarter ending September 30, 2002, which lead to the announced reduction and consolidation of its event schedule for 2003 and closing of its regional office in Needham, Massachusetts, and an updated review of its operations in the fourth quarter ending December 31, 2002, the Company conducted an evaluation of its goodwill and intangible assets. Based on the results of this evaluation, the Company recorded an additional non-cash charge of $396,130 to reduce the value of goodwill and other intangibles related to its portfolio of reporting units to their estimated fair value.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

This charge is recorded in the accompanying consolidated statement of operations as follows: $363,000 in the line item "Reduction of goodwill and other intangibles" and $33,130 in the line item "Net income (loss) on discontinued operations" related to the sale of the assets of VON subsequent to December 31, 2002. The strategic review and resulting charge recognizes the sustained economic downturns experienced in the information technology and networking industries serviced by the Company as shown by the significant decline in the results of operations of the Company. A combination of discounted cash flow methodology and relative market measures was used by the Company to determine fair value in connection with these evaluations.

                  The following table reflects the Company's comparative net income (loss) before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

                                                                               YEARS ENDING DECEMBER 31,
                                                                         ------------------------------------
                                                                           2000           2001        2002
                                                                         ---------     ---------    ---------
Reported income (loss) before cumulative effect of
    accounting change..................................................  $   8,562     $ (21,396)   $(451,323)
Add back: Goodwill amortization, net of taxes..........................      6,313         9,372            -
                                                                         ---------     ---------    ---------
Adjusted income (loss) before cumulative effect of
    accounting change..................................................     14,875       (12,024)    (451,323)
Cumulative effect of accounting change.................................          -             -     (344,615)
                                                                         ---------     ---------    ---------
Adjusted net income (loss).............................................     14,875     $ (12,024)   $(795,938)
                                                                         =========     =========    =========

Basic earnings per common share:
Reported income (loss) before cumulative effect of
    accounting change (after accretion of on preferred stock)..........  $    0.15     $   (0.33)   $   (6.65)
Goodwill amortization, net of taxes....................................       0.11          0.14            -
                                                                         ---------     ---------    ---------
Adjusted income (loss) before cumulative effect of
    accounting change..................................................       0.26         (0.19)       (6.65)
Cumulative effect of accounting change.................................          -             -        (5.04)
                                                                         ---------     ---------    ---------
Adjusted net income (loss).............................................  $    0.26     $   (0.19)   $  (11.69)
                                                                         =========     =========    =========

Diluted earnings per common share:
Reported income (loss) before cumulative effect of
    accounting change (after accretion of on preferred stock)..........  $    0.14     $   (0.33)   $   (6.65)
Goodwill amortization, net of taxes....................................       0.11          0.14            -
                                                                         ---------     ---------    ---------
Adjusted income (loss) before cumulative effect of
    accounting change..................................................       0.25         (0.19)       (6.65)
Cumulative effect of accounting change.................................          -             -        (5.04)
                                                                         ---------     ---------    ---------
Adjusted net income (loss).............................................  $    0.25     $   (0.19)   $  (11.69)
                                                                         =========     =========    =========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense and intangible assets not subject to amortization:

                                                                             AS OF DECEMBER 31, 2002
                                                                 ----------------------------------------------
                                                                 GROSS CARRYING      ACCUMULATED
                                                                     AMOUNT          AMORTIZATION        NET
                                                                 --------------      ------------      --------
Intangibles subject to amortization:
Trade names...................................................   $      418,000      $    350,628      $ 67,372
Other.........................................................            3,347             1,769         1,578
                                                                 --------------      ------------      --------
                                                                        421,347           352,397        68,950
Intangibles not subject to amortization:
Goodwill......................................................            4,954                 -         4,954
                                                                 --------------      ------------      --------
Total.........................................................   $      426,301      $    352,397      $ 73,904
                                                                 ==============      ============      ========

Estimated amortization expense:
     For the year ended 12/31/03............................................     $        3,880
     For the year ended 12/31/04............................................     $        3,635
     For the year ended 12/31/05............................................     $        3,635
     For the year ended 12/31/06............................................     $        3,635
     For the year ended 12/31/07............................................     $        3,635
     Thereafter.............................................................     $       50,530

                  The following table displays the activity of the goodwill balance from December 31, 2001 to December 31, 2002:

                                          COMDEX      FORUMS        PULVER        NGN         OTHER      TOTAL
                                         --------    --------       -------     -------     ---------   --------
Balance at December 31, 2001........     $277,642    $160,424       $49,970     $41,195     $  13,766   $542,997
Goodwill acquired during the year...            -           -             -           -         4,954      4,954
Adjustments to purchase price.......            -           -       (16,005)          -        (3,961)   (19,966)
Impairment losses ..................     (277,642)          -             -           -             -   (277,642)
Reduction of goodwill ..............            -    (158,820)      (33,130)    (41,195)       (9,805)  (242,950)
Reclassified as held for sale.......            -           -          (835)          -             -       (835)
Write-off of fully amortized balance            -      (1,604)            -           -             -     (1,604)
                                         --------    --------       -------     -------     ---------   --------
Balance at December 31, 2002........    $       -    $      -       $     -     $     -     $   4,954   $  4,954
                                         ========    ========       =======     =======     =========   ========

                  Staff Reduction Severance Charges

                  In the second half of 2001, the Company initiated several cost reduction and expense containment programs that reduced its temporary employment costs, travel and entertainment expenses and most significantly, its total employment costs through staff reductions. The Company continued these cost reductions efforts in 2002 through reviewing its organizational structure and consolidating certain operations.

                  On July 26, 2002, the Company announced that it was undertaking a strategic review of its operations in response to the sustained economic downturns being experienced in the information technology, networking and trade show industries. On September 18, 2002, the Company announced the completion of the initial phase of its strategic business review which includes a consolidation of the 2003 event schedule and the closing of its regional office in Needham, Massachusetts. As a result of these actions and previously untaken cost reduction efforts in the first half of 2002, the Company recorded a charge of $2,779 for the year ended December 31, 2002. These charges are classified in the consolidated statement of operations as "Staff Reduction Severance Charges" and related to termination and benefit costs incurred as a result of staff reductions.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  The following table displays a rollforward of the accrual balance related to the Staff Reduction Severance Charges:

                                                                                   TOTAL
                                                                              -------------
Balance at January 1, 2001                                                    $           -
    Accruals/Charges......................................................            1,709
    Payments/Utilization..................................................             (609)
                                                                              -------------
Balance at December 31, 2001                                                          1,100
    Accruals/Charges......................................................            2,779
    Payments/Utilization..................................................           (3,709)
                                                                              -------------
Balance at December 31, 2002..............................................    $         170
                                                                              =============

                  Restructuring costs

                  In addition to staff reduction severance charges, the Company incurred additional costs in fiscal year 2002 in connection with the strategic review undertaken in the second half of 2002. These costs are as follows:

                                                                                   TOTAL
                                                                              -------------
Costs associated with abandonment of leased facility......................    $       4,607
Professional service fees.................................................            1,373
Loss on write-down of property & equipment................................            1,371
                                                                              -------------
                                                                              $       7,351
                                                                              =============

                  The Company recognized a charge of $4,607 in connection with the abandonment of its Needham, Massachusetts facility and related lease obligation. The charge was determined by calculating the present value of remaining lease payments less an estimate of sublease rental income on this facility. In addition, the Company recognized a loss of $1,371 on the write-down of property and equipment principally due to the abandonment of the Needham, Massachusetts facility. The charge of $1,373 related to professional fees incurred in connection with the strategic review and restructuring options available to the Company.

                  Non-recurring compensation charge

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

7.       BALANCE SHEET COMPONENTS

                  Accounts receivable consist of the following:

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   2001         2002
                                                                                ---------    -----------
Accounts receivable.......................................................      $  48,666    $    14,741
Less: allowance for doubtful accounts and cancellation....................         (2,333)        (1,576)
                                                                                ---------    -----------
                                                                                $  46,333    $    13,165
                                                                                =========    ===========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Property and equipment consist of the following:

                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                    2001           2002
                                                                                 ----------     ----------
Computers and equipment...................................................       $  40,246      $  13,646
Leasehold improvements....................................................           4,582          2,829
Furniture and fixtures....................................................           4,929          2,854
Construction in progress..................................................             812            100
                                                                                 ---------      ---------
                                                                                    50,569         19,429
Less: accumulated depreciation and amortization...........................         (31,757)        (9,942)
                                                                                 ---------      ---------
                                                                                 $  18,812      $   9,487
                                                                                 =========      =========

                  During fiscal year 2002, the Company wrote-off $21,906 of fixed assets that were fully depreciated. Also in fiscal year 2002, the Company wrote-off $9,863 of fixed assets with a net book value of $871 and wrote-down certain fixed assets by $500, principally due to the closure of the Needham, Massachusetts facility. The resulting loss of $1,371 is recorded in the "Restructuring costs" line in the accompanying consolidated statement of operations.

                  Depreciation and amortization expense for the years ended December 31, 2000, 2001 and 2002 was $5,226, $8,311 and $8,396, respectively.

                  Intangible assets consist of the following:

                                                                                                DECEMBER 31,
                                                                          RANGE OF      ----------------------------
                                                                       LIVES IN YEARS          2001            2002
                                                                       --------------   ------------    ------------
Goodwill:
    Softbank COMDEX...............................................                      $   277,642     $         -
    Softbank Forums, Inc..........................................                          160,424               -
    NGN...........................................................                           41,195               -
    BCR...........................................................                           13,766               -
    ExpoNova......................................................                                -           4,954
                                                                                        -----------     -----------
                                                                                            493,027           4,954
Trade names:
    COMDEX........................................................            20            418,000         418,000
                                                                                        -----------     -----------
                                                                                            418,000         418,000

Advertiser and exhibitor lists:
    COMDEX Fall...................................................            27            135,990               -
    COMDEX Spring.................................................            17             12,000               -
    NGN...........................................................             3              3,386               -
                                                                                        -----------     -----------
                                                                                            151,376               -

Other intangibles                                                         2.5 to 15          15,582           3,347
                                                                                        -----------     -----------
                                                                                          1,077,985         426,301
Less: accumulated amortization....................................                         (206,047)       (352,397)
                                                                                        -----------     -----------
                                                                                        $   871,938     $    73,904
                                                                                        ===========     ===========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  Amortization expense for the years ended December 31, 2000, 2001 and 2002 was $31,462, $32,477 and $11,690, respectively. For fiscal years 2001 and 2002, $804 and $2,412, respectively, was reclassed to net income (loss) on discontinued operations.

                  During 2001, the Company wrote-off $8,290 of fully amortized other intangible assets. The majority of the balance related to an intangible asset totaling $6,700 obtained in the SB Forums acquisition at a historical basis.

                  As previously noted, the Company adopted SFAS 142 on July 1, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives arising from acquisitions completed after June 30, 2001. Consequently, the Company did not amortize the goodwill that arose from the acquisition of the Pulver, BCR and NGN assets. Additionally, SFAS 142 contains non-amortization provisions for goodwill and intangible assets with indefinite useful lives that arose prior to June 30, 2001 effective as of January 1, 2002. The Company recognized approximately $12,800 of amortization expense in 2001 for goodwill that was not amortized after January 1, 2002.

                  Accrued expenses consist of the following:

                                                                                               DECEMBER 31,
                                                                                      ------------------------------
                                                                                           2001             2002
                                                                                      -------------    -------------
Payroll and related employee benefits............................................     $       4,587    $       2,750
Accrued interest.................................................................             1,579           18,032
Income and related taxes payable.................................................             1,296            1,426
Other accrued expenses...........................................................            19,885           14,874
                                                                                      -------------    -------------
                                                                                      $      27,347    $      37,082
                                                                                      =============    =============

8.       INCOME TAXES

                  Income (loss) before income taxes is attributable to the following jurisdictions:

                                                                               YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      2000              2001              2002
                                                                 -------------     -------------     --------------
United States...............................................     $      18,533     $     (24,047)    $    (423,057)
Foreign.....................................................              (104)            3,837               330
                                                                 -------------     -------------     -------------
Total.......................................................     $      18,429     $     (20,210)    $    (422,727)
                                                                 =============     =============     =============

                  Components of the provision (benefit) for income taxes related to continuing operations are as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      2000              2001              2002
                                                                 -------------     -------------     --------------
U.S. Federal income taxes:
Current.....................................................     $       2,353     $     (14,301)    $        (756)
Deferred....................................................             6,157             8,145            (5,385)
State and local income taxes:
Current.....................................................               168              (884)             (134)
Deferred....................................................               440               619              (385)
Foreign.....................................................               749             1,296             1,806
                                                                 -------------     -------------     -------------
Income tax provision (benefit) before extraordinary items...     $       9,867     $      (5,125)    $      (4,854)
                                                                 =============     =============     =============

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income (loss) before income taxes and extraordinary items is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        2000       2001        2002
                                                                      --------   -------     -------
Federal statutory tax rate..................................            35.0%     (35.0%)     (35.0%)
State and local taxes (net of federal tax benefit)..........             2.0       (1.3)       (0.1)
Effect of foreign operations................................             4.1       11.7         0.1
Non-deductible executive compensation.......................             6.5        0.6           -
Non-deductible debenture interest...........................             1.8        1.7           -
Amortization of nondeductible goodwill......................             1.1        0.9         0.2
Valuation allowance.........................................               -          -        33.7
Other, including meals and entertainment....................             3.0       (5.6)          -
                                                                        ----      -----        ----
Effective tax rate..........................................            53.5%     (27.0%)      (1.1%)
                                                                        ====      =====        ====

                  Following is a summary of the components of the deferred tax accounts:

                                                                                              DECEMBER 31,
                                                                                   --------------------------------
                                                                                         2001              2002
                                                                                   ---------------   --------------
Current deferred tax asset...................................................      $        1,402    $        1,027
Noncurrent deferred tax asset and (liability):
Basic difference in intangible asset.........................................            (104,433)           22,609
Net operating loss and other carry forward...................................                 939            65,384
Other........................................................................              15,937            (4,875)
                                                                                   --------------    --------------
Gross noncurrent deferred tax liability......................................             (87,557)           83,118
Valuation allowance..........................................................                   -           (84,145)
                                                                                   --------------    --------------
Net deferred tax liability....................................................     $      (87,557)   $            -
                                                                                   ==============    ==============

For tax purposes, the Company had available, at December 31, 2002, net operating loss carry-forwards for regular federal income tax purposes of approximately $235,000, which begin to expire in 2018. The Company's net operating loss carry-forwards and other tax attributes are subject to limitations in the event of a change in ownership as defined by the Internal Revenue Code or in the event these assets are used to offset a gain on the cancellation of indebtedness as a result of the Company's emergence from chapter 11. Accordingly, full utilization of these net operating loss carry-forwards is not assured.

9.       STOCK COMPENSATION PLANS

                  The disclosures described below set forth the various compensation plans implemented by the Company and by Softbank and ZDI only to the extent such plans affect the employees of the Company.

                  Key3Media Group, Inc. 2000 Stock Option and Incentive Plan

                  The Board of Directors of the Company adopted the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan (the "Plan") on August 21, 2000. Under the terms of the Plan, all employees, officers, directors and consultants of the Company are eligible to participate. The Nominating and Compensation Committee of the Board of Directors establish the option price and the vesting schedule of each stock grant. The initial number of shares authorized for option grants under the Plan was 23,933. In the event the Company issues additional shares of common stock, as defined, the total number of additional shares of common stock authorized for option grants shall equal 33 1/3% of the additional shares of common stock issued at the time. The Company has authorized 24,888 shares of common stock to be granted at December 31, 2002.

                  On August 21, 2000, the Company made certain options grants to employees who previously held options to purchase stock of ZDI, ZDNet, and Softbank Corp. As a consequence, these options are subject to the accounting

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

treatment described in FIN 44 which requires recording the fair value of these options at the close of each accounting period and recognizing the change in fair value from period to period as an increase or decrease in stock based compensation.

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

                  Certain employees of the Company who continue to hold options to purchase stock of Softbank Corp. were granted accelerated vesting rights that resulted in additional deferred stock compensation of $1,137 and non-cash stock based compensation expense of $1,382 for the year ended December 31, 2000.

                  Option Grants

                  Information relating to the Key3Media Group, Inc. 2000 Stock Option and Incentive Plan is as follows:

                                                                                                        WEIGHTED
                                                                                    WEIGHTED          AVERAGE FAIR
                                                                  NUMBER OF       AVERAGE  PER      MARKET VALUE AS
                                                                   SHARES      OPTION PRICE SHARE    DATE OF GRANT
                                                                  ---------    ------------------  ----------------
Shares outstanding under options at January 1, 2000.........             -     $         -         $           -
          Granted at market prices..........................         1,249           10.73                 10.73
          Granted at price exceeding market.................         8,212           11.00                  6.00
          Granted at price below market.....................        13,388            5.12                  6.16
          Exercised.........................................             -               -                     -
          Forfeited.........................................          (566)           6.39                     -
                                                                  --------     -----------         -------------
Shares outstanding under options at December 31, 2000.......        22,283            7.57                     -
          Granted at market prices..........................         1,807           11.51                 11.51
          Granted at price exceeding market.................           653            6.71                  6.10
          Granted at price below market.....................           105            5.00                  6.00
          Exercised.........................................          (145)           5.00                     -
          Forfeited.........................................        (1,802)           6.66                     -
                                                                  --------     -----------         -------------
Shares outstanding under options at December 31, 2001.......        22,901            7.93                     -
          Granted at market prices..........................                                                   -
          Granted at price exceeding market.................           742            5.49                  4.55
          Granted at price below market.....................             -               -                     -
          Exercised.........................................             -               -                     -
          Forfeited.........................................        (2,171)           6.81                     -
                                                                  --------     -----------         -------------
Shares outstanding under options at December 31, 2002.......        21,472     $      7.95
                                                                  ========     ===========

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             ------------------------------------------------      ------------------------------
                                            WEIGHTED AVERAGE       WEIGHTED                           WEIGHTED
                                                REMAINING          AVERAGE                            AVERAGE
                                NUMBER      CONTRACTUAL LIFE    EXERCISE PRICE       NUMBER        EXERCISE PRICE
RANGE OF EXERCISE PRICES     OUTSTANDING       (IN YEARS)         PER SHARE        EXERCISABLE       PER SHARE
------------------------     -----------    ------------------  --------------     -----------     --------------
     $ 5.00 - $ 5.33            10,397             7.7             $  5.00            6,586           $  5.00
     $ 5.34 - $10.00             1,145             8.5             $  7.43              340           $  7.83
     $10.01 - $12.80             9,930             7.7             $ 11.10            6,354           $ 11.06
                                ------                                               ------
           Total                21,472                                               13,280
                                ======                                               ======

                  SFAS No. 123, "Accounting for Stock-Based Compensation," ("SSFAS 123"), requires the Company to disclose pro forma information regarding options grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Consolidated Statement of Income, because APB 25. "Accounting for Stock Issued to Employee," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of certain options granted to the Company's employees.

                  SFAS 123 pro forma numbers are as follows for December 31 (in thousands, except per share amount and percentages):

                                                                2000                2001                2002
                                                              --------           ----------         -----------
Net income (loss)- as reported..............................  $  8,562           $ (21,396)         $ (795,938)
Net income (loss)- pro forma................................  $  4,509           $ (35,223)         $ (809,770)
Basic net income (loss) per common share - as reported......  $   0.15           $   (0.33)         $   (11.69)
Diluted net income (loss) per common share - as reported....  $   0.14           $   (0.33)         $   (11.69)
Basic net income (loss) per common share - pro forma........  $   0.08           $   (0.53)         $   (11.84)
Diluted net income (loss) per common share - pro forma......  $   0.08           $   (0.53)         $   (11.84)

Key3Media Options

                                                                     2000               2001               2002
                                                                    ------             ------             ------
Risk-free interest rate.....................................          6.2%               4.5%               3.5%
Dividend yield..............................................            -                  -                  -
Volatility factor...........................................           46%                74%               226%
Expected life...............................................         3 yrs              3 yrs              3 yrs

                  The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $2.20, $5.01 and $4.31,
respectively.

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

10.      EMPLOYEE BENEFIT PLAN

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

                  The Company made contributions to the above noted plans of $346, $622 and $444 for the years ended December 31, 2000, 2001 and 2002, respectively.

11.      COMMITMENTS AND CONTINGENCIES

                  The following discussion pertains to legal proceedings that existed as of February 3, 2003, the date the Company filed its petition for relief under chapter 11 of the U.S. Bankruptcy Code. By operation of Section 362 of the U.S. Bankruptcy Code, generally all actions and proceedings against the Company were automatically stayed on February 3, 2003, subject to further proceedings in the bankruptcy court.

On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. The Company entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. The Company estimates that its total annual occupancy costs under the new lease will be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A, (vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L.
c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. Interface has withdrawn its Massachusetts attachment with respect to all but $67 in cash and has obtained an attachment on $711 in a parallel action in the Superior Court, County of Los Angeles, State of California. The California Action was filed on August 21, 2002, for the sole purpose of seeking pre-judgment attachments in California based on the Massachusetts claims. Interface obtained a Right to Attach Order in California on or about October 24, 2002, and subsequently levied upon that Order. In December 2002, a Third Party Claim was filed in the California Action by Morgan Stanley & Co. asserting a superior interest in the assets Interface was seeking to attach. Before the Third Party Claim was adjudicated, a Notice of Stay was filed in California as a result of the bankruptcy petition. The two parallel cases are stayed, as of February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

                  On November 15, 2002, Interface Group Massachusetts, LLC filed a complaint in United States District Court, District of Massachusetts, against the Company's chairman, Fredric D. Rosen, alleging tortious interference with respect to the lease that is the subject of the dispute in the litigation between Key3Media Events and Interface in Massachusetts. On November 25, 2002, Rosen, as chairman, requested indemnity from the Company and the claim was submitted to the Company's directors and officers' liability insurer. On January, 22, 2003, Rosen filed a motion to dismiss. On April 10, 2003, the motion to dismiss was granted on personal jurisdiction grounds.

                  Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to COMDEX/Fall 2000 and over $2,000 arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortious interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10 and punitive damages in excess of $10 and declaratory relief. A jury trial was scheduled for January 21, 2003 but subsequently postponed. The case

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

was stayed on February 3, 2003, pursuant to the automatic stay provisions of
Section 362 of the U.S. Bankruptcy Code. Interface has subsequently moved to have the case transferred to federal court.

                  On or about December 27, 2001, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause & Associates (Argentina), Inc., and E.J. Krause & Associates, Inc. (collectively, "Krause"), with respect to Krause's management of COMDEX Argentina 2001. The complaint includes causes of action for breach of contract, misrepresentation and fraud, fraudulent misrepresentation, negligent misrepresentation, and tortious interference with business relations and seeks actual damages, punitive damages, interest, attorneys' fees and costs. On or about February 8, 2002, Krause answered the complaint, and filed a counter-claim alleging breach of contract, unjust enrichment, and an additional claim for breach of contract. The counter-claim seeks damages in the amount of $452 plus interest, and reasonable attorneys' fees and costs. The parties have subsequently filed various responsive documents including a reply to the counterclaim by Key3Media Events and a motion to dismiss by Krause. On or about March 27, 2002, counsel for Krause requested permission to amend its counter-claim to add E.J. Krause y Asociados Argentina S.R.L., an Argentine corporation owned in part by Reed Elsevier Overseas BV, as a third party, to add additional counter-claims and to request compensatory damages of not less than $10,451 and punitive damages of $10,000. On or about April 12, 2002, Krause and E.J. Krause Asociados Argentina S.R.L. filed their answer and first amended counterclaim alleging breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, breach of fiduciary duty, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10,451 and punitive damages of $10,000. On or about August 30, 2002, E.J. Krause & Associates, Inc. filed a similar answer and counterclaim. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

                  On or about February 4, 2002, Key3Media Events filed a complaint against Krause International, Inc., E.J. Krause and Associates, Inc. and E.J. Krause de Mexico SA de CV (collectively, "Krause"), with respect to Krause's management of COMDEX Mexico for the years 2001 and 2002. The complaint alleges breach of oral contract, breach of written contract, declaratory relief, breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, negligent misrepresentation, and violation of California Business and Professions Code Section 17200 and seeks actual damages, punitive and exemplary damages in an amount of at least $10,000, attorneys' fees and costs, disgorgement and interest. On or about March 12, 2002, Krause filed a motion to dismiss the complaint on the grounds of improper venue or, alternately, to change venue to the United States District Court for the District of Maryland. A hearing was held on this issue on April 29, 2002 and on May 9, 2002, the court granted the portion of the motion for transfer of venue. Key3Media Events' subsequent motion for reconsideration was denied. On or about July 26, 2002 Krause filed an answer and counterclaim for breach of contract, unjust enrichment, fraudulent inducement to contract, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, constructive fraud, negligent misrepresentation, torts arising from breach of contract and tortious interference with prospective advantage. The amended counterclaim seeks compensatory damages of not less than $10,670 and punitive damages of $10,000. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

                  On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued the Company for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of the Company's event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, the Company sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of the Company's event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9,147 and $52,423 with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to the Company's insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. Each of the Company and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

dismiss or stay the California action. The New York court has not yet rendered a decision on the Company's pending motion to dismiss or stay the New York action. On March 10, 2003, CIC filed a motion for summary adjudication of the second, fourth and fifth causes of action in the California case, all of which relate to the 2001 COMDEX/Fall event; on April 10, 2003 Key3Media filed its response. A hearing on the motion is scheduled for April 24, 2003. The parties have engaged in various settlement discussions but have not reached an agreement.

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

12.      OPERATING LEASE COMMITMENTS

                  Operating Leases and Sublease Arrangements

                  The Company leases certain office facilities and certain furniture and equipment under operating leases expiring through 2010. Some of these facility leases contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index.

                  Following is a schedule of future minimum lease payments under operating lease arrangements that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002:

Years ending December 31:
    2003.........................................................................     $     5,933
    2004.........................................................................           6,245
    2005.........................................................................           6,328
    2006.........................................................................           5,607
    2007.........................................................................           3,259
    Thereafter...................................................................           6,902
                                                                                      -----------
                                                                                      $    34,274
                                                                                      ===========

                  Rent expense amounted to approximately $5,026, $6,668 and $9,500 for the years ended December 31, 2000, 2001, and 2002, respectively.

                  Included in cost of production is the rental fee for venues that hold our exhibits. The agreements related to these rental arrangements generally permit cancellations and require a termination fee based on the cancellation date. The rental fee amount for the years ended December 31, 2000, 2001, and 2002, approximated $6,500, $11,200 and $7,300, respectively.

13.      SHAREHOLDERS' EQUITY

                  The total amount of authorized capital stock of the Company is 600,000 shares, consisting of 200,000 shares of common stock, par value $0.01 per share, 200,000 shares of non-voting common stock, par value $0.01 per share, and 200,000 shares of preferred stock, par value $0.01 per share. The Company has the following shares outstanding as of December 31, 2002:

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            TOTAL
                                                                            ------
Common stock.........................................................       68,532
Series A 5.5% Convertible Redeemable Preferred Stock.................        1,080
Series B 5.5% Convertible Redeemable Preferred Stock.................          450

                  On November 27, 2001, the Company raised $52,000 through the private placement of 1,000 shares of 5.5% Series A Convertible Preferred Stock and 1,080 shares of 5.5% Series B Convertible Preferred Stock, in each case for $25.00 per share. Both of these series of preferred stock convert into shares of Key3Media common stock at a conversion price of $5.55 per share, subject to adjustment. The terms for each of the series are identical. The liquidation preference is $25.00 per share plus accrued but unpaid dividends, which accrues at the rate of 5.39% per annum prior to November 27, 2002 and at a rate of 5.5% after November 27, 2002, payable quarterly commencing on February 27, 2002 when, as and if declared by the Board of Directors. However, if all or any portion of any quarterly dividends is not paid, then the liquidation preference will increase by the amount of such unpaid dividend per share. In addition to the quarterly dividend, the holders of Preferred Stock will share equally in any dividends declared or paid to holders of the Common Stock and are entitled to vote on all matters on which the Common Stock is entitled to vote on an as converted basis.

                  Both series of Preferred Stock have automatic and mandatory conversion features. On November 27, 2001, each share of Preferred Stock will automatically convert into the number of shares of Common Stock equal to the adjusted liquidation preference divided by the lesser of the then current conversion price or the current market price of the Common Stock, in each case determined as of such date. The mandatory conversion feature is triggered at any time after the volume-weighted average closing price of the Common Stock trades at or above 150% of the then current conversion price for 60 consecutive days. The Company must mandatorily convert each share of the Preferred Stock into the number of shares of Common Stock equal to the adjusted liquidation preference divided by the conversion price, in each case determined as of the conversion date. Moreover, the Company may not redeem the Preferred Stock at its own option prior to November 27, 2004 unless the mandatory conversion feature is triggered earlier.

                  On December 12, 2001, the Company issued 300 shares of 5.5% Series B Convertible Preferred Stock in a private placement in exchange for $10,000 face amount of our 11.25% Senior Subordinated Notes (the "Notes") due 2011. For the purpose of this exchange, the Notes were valued at $7,500 and the convertible preferred shares were issued for $25.00 per share. In connection with this exchange, the Company recorded an extraordinary gain on retirement of debt of $6,606 (net of taxes of $594) representing the difference between the face value of the Notes and the value of the convertible preferred stock less the write-off of unamortized debt issuance costs allocated to the Notes converted to preferred stock.

                  On July 2, 2002, the Company converted 50 shares of its 5.5% Series B Convertible Preferred Stock to 255 shares of its common stock. On November 7, 2002 and November 25, 2002, the Company repurchased a total of 1,400 shares of its 5.5% Series B Convertible Preferred Stock for $5 dollars. Also on November 27, 2002, the Company converted 80 shares of its 5.5% Series B Convertible Preferred Stock to 80 shares of its 5.5% Series A Convertible Preferred Stock.

                  As of December 31, 2002, the Company still had warrants outstanding to purchase 6,277 shares of its' common stock at $6.00 per share. These warrants were issued in connection with the issuance of zero coupon debentures in August 2000. Cashless exercise is permitted and the warrants expire on August 18, 2007.

                              KEY3MEDIA GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  Shares reserved for future issuance as of December 31, 2002:

                                                                                  RESERVED
                                                                                   SHARES
                                                                                  --------
Reserved for issued & outstanding Series A Preferred Stock..................        1,080
Reserved for issued & outstanding Series B Preferred Stock..................          450
Reserved for issued & outstanding warrants related to debentures............        6,277
Reserved for issuances under 2000 Stock Option & Incentive Plan.............       24,888

14.      SEGMENT INFORMATION

                  The Company operates in one business segment, the production and management of trade shows, conferences, and customized marketing and education programs. The Company holds events either directly or through international contract events.

                  Financial information by geographic areas is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      2000              2001               2002
                                                                ---------------   ---------------    ---------------
Net revenues:
     North America.........................................     $       273,502   $       216,731    $       120,440
     Europe................................................              11,964            12,954             10,659
     Far East..............................................               1,435            19,484             20,362
                                                                ---------------   ---------------    ---------------
        Total..............................................     $       286,901   $       249,169    $       151,461
                                                                ===============   ===============    ===============

Other income (expense):
     North America.........................................     $       (36,237)  $       (35,649)   $       (39,668)
     Europe................................................                 116                31                (26)
     Far East..............................................                   9              (119)              (144)
                                                                ---------------   ---------------    ---------------
        Total                                                   $       (36,112)  $       (35,737)   $       (39,838)
                                                                ===============   ===============    ===============

Total assets:
     North America.........................................     $     1,048,772   $     1,041,674    $       111,202
     Europe................................................              15,975             6,604             12,336
     Far East..............................................                 586             8,431              5,480
                                                                ---------------   ---------------    ---------------
        Total..............................................     $     1,065,333   $     1,056,709    $       129,018
                                                                ===============   ===============    ===============

                              KEY3MEDIA GROUP, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         As discussed in Note 5, the sale of the assets of VON required the Company to account for these operations as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The reclassification of the VON operations is reflected in the "As Reclassified" tables below. The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001 on an "As Reclassified" and "As Previously Reported" presentation:

                                                                              AS PREVIOUSLY REPORTED
                                                             -------------------------------------------------------
                                                                                2002 QUARTER ENDED
                                                             -------------------------------------------------------
                                                              MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                             ---------     ---------     ------------    -----------
Revenues ................................................    $  34,350     $  38,832     $     38,382    $    39,897
Gross Margin ............................................       16,570        29,176           23,997         24,801
Restructuring costs .....................................            -             -                -          7,351
Staff reduction and severance charges ...................          182           658              744          1,196
Net loss before discontinued operations and
    cumulative effect ...................................      (15,599)      (10,327)        (315,664)       (76,283)
Discontinued operations .................................            -             -                -        (33,450)
    Cumulative effect, net ..............................     (344,615)            -                -              -
Net loss ................................................     (360,214)      (10,327)        (315,664)      (109,733)
Loss before discontinued operations and cumulative
    effect (after accretion on preferred stock) per
    common share-Basic and Diluted ......................    $   (0.24)    $   (0.17)    $      (4.62)   $     (1.12)
Discontinued operations per common share ................    $       -     $       -     $          -    $     (0.49)
Cumulative effect per common share ......................    $   (5.05)    $       -     $          -    $         -
Net loss per common share (after accretion on
    preferred stock) per common share-Basic and
    Diluted .............................................    $   (5.29)    $   (0.17)    $      (4.62)   $     (1.61)

                                                                                  AS RECLASSIFIED
                                                             -------------------------------------------------------
                                                                                2002 QUARTER ENDED
                                                             -------------------------------------------------------
                                                             MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                             ---------     ---------     ------------    -----------
Revenues ................................................    $  34,264     $  35,853     $     38,368    $    42,976
Gross Margin ............................................       16,560        27,376           23,947         26,661
Restructuring costs .....................................            -             -                -          7,351
Staff reduction and severance charges ............. .....          182           658              744          1,196
Net income (loss) before discontinued operations
    and cumulative effect ...............................      (14,780)      (11,292)        (287,899)      (103,902)
Discontinued operations .................................         (819)          965          (27,765)        (5,831)
Cumulative effect, net ..................................     (344,615)            -                -              -
Net income (loss) .......................................     (360,214)      (10,327)        (315,664)      (109,733)
Income (loss) before discontinued operations and
    cumulative effect (after accretion on preferred
    stock) per common share-Basic and Diluted ...........    $   (0.23)    $   (0.18)    $      (4.22)   $     (1.53)
Discontinued operations per common share ................    $   (0.01)    $    0.01     $      (0.40)   $     (0.08)
Cumulative effect per common share ......................    $   (5.05     $       -     $          -    $         -
Net income (loss) per common share (after accretion
    on preferred stock) per common share-Basic and
    Diluted .............................................    $   (5.29)    $   (0.17)    $      (4.62)   $     (1.61)

                              KEY3MEDIA GROUP, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               AS PREVIOUSLY REPORTED
                                                             -------------------------------------------------------
                                                                                2001 QUARTER ENDED
                                                             -------------------------------------------------------
                                                              MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                             ---------     ---------     ------------    -----------
Revenues ................................................    $   8,017     $ 115,656     $     51,383    $    77,164
Gross Margin ............................................        4,923        78,174           33,641         48,699
Staff reduction and severance charges ...................            -             -              308          1,401
Net income (loss) before extraordinary items ............      (23,983)       16,716           (3,651)        (2,938)
Extraordinary items, net ................................            -        (9,309)               -          1,769
Net income (loss) .......................................      (23,983)        7,407           (3,651)        (1,169)
Income (loss) before extraordinary items (after
    accretion on preferred stock) per common share-
    Basic ...............................................    $   (0.37)    $    0.25     $      (0.05)   $     (0.05)
Income (loss) before extraordinary items (after
    accretion on preferred stock) per common share-
    Diluted .............................................    $   (0.37)    $    0.23     $      (0.05)   $     (0.05)
Extraordinary items per common share-Basic ..............            -         (0.14)               -           0.03
Extraordinary items per common share-Diluted ............            -         (0.13)               -           0.03
Net income (loss) per common share (after accretion
    on preferred stock) per common share-Basic ..........    $   (0.37)    $    0.11     $      (0.05)   $     (0.02)
Net income (loss) per common share (after accretion
    on preferred stock) per common share-Diluted ........    $   (0.37)    $    0.10     $      (0.05)   $     (0.02)

                                                                                 AS RECLASSIFIED
                                                             -------------------------------------------------------
                                                                                2001 QUARTER ENDED
                                                             -------------------------------------------------------
                                                              MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                             ---------     ---------     ------------    -----------
Revenues ................................................    $   8,017     $ 115,656     $     51,381    $    74,115
Gross Margin ............................................        4,923        78,174           33,677         46,367
Staff reduction and severance charges ...................            -             -              308          1,401
Net income (loss) before discontinued operations
    and extraordinary items .............................      (23,983)       16,716           (3,563)        (4,255)
Discontinued operations .................................            -             -              (88)         1,317
Extraordinary items, net ................................            -        (9,309)               -          1,769
Net income (loss) .......................................      (23,983)        7,407           (3,651)        (1,169)
Income (loss) before discontinued operations
    and extraordinary items (after accretion on
    preferred stock) per common share-Basic .............    $   (0.37)    $    0.25     $      (0.05)   $     (0.07)
Income (loss) before discontinued operations and
    extraordinary items (after accretion on preferred
    stock) per common share-Diluted .....................    $   (0.37)    $    0.23     $      (0.05)   $     (0.07)
Discontinued operations per common share-Basic ..........            -             -                -           0.02
Discontinued operations per common share-Diluted ........            -             -                -           0.02
Extraordinary items per common share-Basic ..............            -         (0.14)               -           0.03
Extraordinary items per common share-Diluted ............            -         (0.13)               -           0.03
Net income (loss) per common share (after accretion
    on preferred stock) per common share-Basic ..........    $   (0.37)    $    0.11     $      (0.05)   $     (0.02)
Net income (loss) per common share (after accretion
    on preferred stock) per common share-Diluted ........    $   (0.37)    $    0.10     $      (0.05)   $     (0.02)

16. SUBSEQUENT EVENTS (UNAUDITED)

         On January 24, 2003, the Company completed the sale of the assets of its Key3Media VON Events subsidiary to pulver.com. The Company purchased the VON events from pulver.com in September of 2001.

                              KEY3MEDIA GROUP, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         On February 3, 2003, the Company filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws. See Note 2 for additional information.

17. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GUARANTOR

         In connection with the issuance of the Company's $290,000 unsecured senior subordinated notes (Notes), the Company's U.S.-based subsidiaries, Key3Media Events. Key3Media Von Events, and Key3Media BCR Events, Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2001 and 2002 and for the three years ended December 31, 2002.

                              KEY3MEDIA GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                DECEMBER 31, 2002

                                                                                                  ELIMINATIONS
                                                        PARENT                                         AND
                                                       COMPANY     SUBSIDIARY   SUBSIDIARY NON-   CONSOLIDATING
                                                         ONLY      GUARANTOR      GUARANTORS         ENTRIES      CONSOLIDATED
                                                      ---------    ----------   ---------------   -------------   ------------
ASSETS
Current assets:
        Cash and cash equivalents .................   $      24    $   5,026      $   2,769        $      --      $   7,819
        Accounts receivable, net ..................          --        7,711          5,454               --         13,165
        Prepaid events expenses ...................          --        1,407          1,636               --          3,043
        Deferred income taxes .....................          --        1,402             --           (1,402)            --
        Assets held for sale ......................          --          323             --               --            323
        Other current assets ......................      16,298       13,401          1,174          (24,107)         6,766
                                                      ---------    ---------      ---------        ---------      ---------
                Total current assets ..............      16,322       29,270         11,033          (25,509)        31,116
        Intercompany receivable ...................     413,451        6,169          8,039         (427,659)            --
        Property and equipment, net ...............          --        8,997            490               --          9,487
        Intangibles assets, net ...................          --       67,617          6,287               --         73,904
        Assets held for sale ......................          --        4,864             --               --          4,864
        Investment in subsidiaries ................    (260,973)      93,333             --          167,640             --
        Deferred financing costs and other assets .       9,719           26            (98)              --          9,647
                                                      ---------    ---------      ---------        ---------      ---------
                Total assets ......................   $ 178,519    $ 210,276      $  25,751        $(285,528)     $ 129,018
                                                      =========    =========      =========        =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term obligations   $ 371,769    $      --      $      --        $      --      $ 371,769
        Accounts payable ..........................          --        4,644          3,328               --          7,972
        Accrued expenses ..........................      18,056       14,756          4,270               --         37,082
        Deferred revenue ..........................          --       13,233          6,299               --         19,532
        Liabilities related to assets held for sale          --          523             --               --            523
        Other current liabilities .................          --         (216)         1,252               --          1,036
                                                      ---------    ---------      ---------        ---------      ---------
                Total current liabilities .........     389,825       32,940         15,149               --        437,914
        Intercompany payable ......................          --      421,492          6,167         (427,659)            --
        Deferred income taxes .....................          --       25,509             --          (25,509)            --
Shareholders' equity
        Preferred stock ...........................          15           --             --               --             15
        Common stock ..............................         685           --             --               --            685
        Additional paid-in-capital ................     569,567      386,557         12,185         (492,075)       476,234
        Retained deficit ..........................    (778,686)    (656,222)        (3,493)         659,715       (778,686)
        Accumulated comprehensive loss ............          --           --         (4,257)              --         (4,257)
        Deferred compensation .....................      (2,887)          --             --               --         (2,887)
                                                      ---------    ---------      ---------        ---------      ---------
             Total shareholders' equity (deficit) .    (211,306)    (269,665)         4,435          167,640       (308,896)
                                                      ---------    ---------      ---------        ---------      ---------
             Total liabilities & shareholders'
             equity (deficit) .....................   $ 178,519    $ 210,276      $  25,751        $(285,528)     $ 129,018
                                                      =========    =========      =========        =========      =========

                              KEY3MEDIA GROUP, INC.

                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                DECEMBER 31, 2001

                                                                                                        ELIMINATIONS
                                                          PARENT                                             AND
                                                         COMPANY       SUBSIDIARY    SUBSIDIARY NON-    CONSOLIDATING
                                                          ONLY         GUARANTOR       GUARANTORS          ENTRIES     CONSOLIDATED
                                                       -----------    -----------    ---------------    -------------  ------------
ASSETS
Current assets:
        Cash and cash equivalents ...................  $    24,953    $    13,682      $     2,749       $        --    $    41,384
        Accounts receivable, net ....................           --         37,811            8,522                --         46,333
        Prepaid events expenses .....................           --          4,182              357                --          4,539
        Deferred income taxes .......................           --          1,402               --                --          1,402
        Assets held for sale ........................           --            700               --                --            700
        Other current assets ........................       15,293          1,193            2,062           (15,331)         3,217
                                                       -----------    -----------      -----------       -----------    -----------
                Total current assets ................       40,246         58,970           13,690           (15,331)        97,575
        Intercompany receivable .....................      409,183          5,493            7,864          (422,540)            --
        Property and equipment, net .................           --         18,347              465                --         18,812
        Intangibles assets, net .....................           --        870,648            1,290                --        871,938
        Assets held for sale ........................           --         56,411               --                --         56,411
        Investment in subsidiaries ..................      513,088        111,117               --          (624,205)            --
        Deferred financing cost and other assets ....       11,839            148              (14)               --         11,973
                                                       -----------    -----------      -----------       -----------    -----------
                Total assets ........................  $   974,356    $ 1,121,134      $    23,295       $(1,062,076)   $ 1,056,709
                                                       ===========    ===========      ===========       ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable ............................  $        --    $    17,244      $     5,017       $        --    $    22,261
        Accrued expenses ............................        2,701         21,006            3,640                --         27,347
        Deferred revenue ............................           --         55,704            6,339                --         62,043
        Liabilities related to assets held for sale .           --          1,139               --                --          1,139
        Other current liabilities ...................           --            711              948                --          1,659
                                                       -----------    -----------      -----------       -----------    -----------
                Total current liabilities ...........        2,701         95,804           15,944                --        114,449
        Intercompany payable ........................           --        417,045            5,498          (422,543)            --
        Deferred income taxes .......................        1,750        101,135               --           (15,328)        87,557
        Long-term obligations (net of current
        maturities) .................................      370,000             --               --                --        370,000
Shareholders' equity
        Preferred stock .............................           30             --               --                --             30
        Common stock ................................          681             --               --                --            681
        Additional paid-in-capital ..................      587,591        408,541            7,985          (527,643)       476,474
        Retained earnings (deficit) .................       17,414         98,609           (2,047)          (96,562)        17,414
        Accumulated comprehensive loss ..............           --             --           (4,085)               --         (4,085)
        Deferred compensation .......................       (5,811)            --               --                --         (5,811)
                                                       -----------    -----------      -----------       -----------    -----------
             Total shareholders' equity .............      599,905        507,150            1,853          (624,205)       484,703
                                                       -----------    -----------      -----------       -----------    -----------
             Total liabilities & shareholders' equity  $   974,356    $ 1,121,134      $    23,295       $(1,062,076)   $ 1,056,709
                                                       ===========    ===========      ===========       ===========    ===========

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2002

                                                                                                 ELIMINATIONS
                                                        PARENT                                       AND
                                                       COMPANY     SUBSIDIARY   SUBSIDIARY NON-  CONSOLIDATING
                                                         ONLY      GUARANTOR      GUARANTORS        ENTRIES      CONSOLIDATED
                                                      ---------    ----------   ---------------  -------------   ------------
Net revenues:
      Services ....................................   $      --    $ 122,446      $  31,231        $  (3,899)       $ 149,778
      Proceeds from insurance claim ...............          --        1,683             --               --            1,683
                                                      ---------    ---------      ---------        ---------        ---------
                                                             --      124,129         31,231           (3,899)         151,461

Operating expenses:
      Cost of production ..........................          --       39,108         17,809               --           56,917
      Selling, general and administrative .........         935       75,608          8,474             (210)          84,807
      Restructuring costs .........................          --        7,351             --               --            7,351
      Staff reduction and severance charges .......          --        2,622            158               --            2,780
      Reduction of goodwill and other intangibles .          --      363,000             --               --          363,000
      Stock based compensation ....................       1,821           --             --               --            1,821
      Depreciation and amortization ...............          --       17,115            559               --           17,674
                                                      ---------    ---------      ---------        ---------        ---------
                                                          2,756      504,804         27,000             (210)         534,350
                                                      ---------    ---------      ---------        ---------        ---------
Income (loss) from operations .....................      (2,756)    (380,675)         4,231           (3,689)        (382,889)
Other income (expenses):
        Interest expense ..........................     (39,688)        (107)          (101)             103          (39,793)
        Interest income ...........................         103          218            144             (103)             362
        Intercompany activity .....................          --           --         (3,689)           3,689               --
        Other income (expense), net ...............          --           39           (446)              --             (407)
                                                      ---------    ---------      ---------        ---------        ---------
                                                        (39,585)         150         (4,092)           3,689          (39,838)
                                                      ---------    ---------      ---------        ---------        ---------
Income (loss) before income taxes, discontinued
     operations and cumulative effect of accounting
     changes ......................................     (42,341)    (380,525)           139               --         (422,727)
Income tax provision (benefit) ....................      (2,680)      (3,759)         1,585               --           (4,854)
                                                      ---------    ---------      ---------        ---------        ---------
Income (loss) before discontinued operations and
     cumulative effect of accounting changes ......     (39,661)    (376,766)        (1,446)              --         (417,873)
Net loss on discontinued operations ...............          --      (33,450)            --               --          (33,450)
Cumulative effect of accounting changes, net of tax          --     (344,615)            --               --         (344,615)
Equity in earnings (loss) of subsidiaries .........    (756,277)          --             --          756,277               --
                                                      ---------    ---------      ---------        ---------        ---------

Net income (loss) .................................   $(795,938)   $(754,831)     $  (1,446)       $ 756,277        $(795,938)
                                                      =========    =========      =========        =========        =========

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2001

                                                                                                       ELIMINATIONS
                                                             PARENT                                         AND
                                                            COMPANY    SUBSIDIARY   SUBSIDIARY NON-    CONSOLIDATING
                                                              ONLY     GUARANTOR      GUARANTORS          ENTRIES      CONSOLIDATED
                                                          ----------   ----------   ---------------    -------------   -------------
Net revenues..........................................    $       -     $ 219,889     $   33,766        $   (4,486)     $   249,169
Operating expenses:
      Cost of production..............................            -        68,254         17,774                 -           86,028
      Selling, general and administrative............           586        98,610          6,617               (80)         105,733
      Staff reduction and severance charges...........            -         1,709              -                 -            1,709
      Stock based compensation........................          188             -              -                 -              188
      Depreciation and amortization...................            -        38,917          1,067                 -           39,984
                                                          ---------     ---------     ----------        ----------     ------------
                                                                774       207,490         25,458               (80)         233,642
                                                          ---------     ---------     ----------        ----------     ------------
Income (loss) from operations.........................         (774)       12,399          8,308            (4,406)          15,527
Other income (expenses):
        Interest expense..............................      (30,668)      (14,460)          (101)              127          (45,102)
        Interest income...............................          263         2,628            105              (127)           2,869
        Intercompany activity.........................            -             -         (4,406)            4,406                -
        Other income (expense), net...................            -         6,633           (137)                -            6,496
                                                          ---------     ---------     ----------        ----------     ------------
                                                            (30,405)       (5,199)        (4,539)            4,406          (35,737)
                                                          ---------     ---------     ----------        ----------     ------------
Income (loss) before income taxes, discontinued
      operations and extraordinary items..............      (31,179)        7,200          3,769                 -          (20,210)
Income tax provision (benefit)........................       (8,418)        2,207          1,086                 -           (5,125)
                                                          ---------     ---------     ----------        ----------     ------------
Income (loss) before discontinued operations and
      extraordinary item..............................      (22,761)        4,993          2,683                 -          (15,085)
Net income on discontinued operations.................            -         1,229              -                 -            1,229
Extraordinary loss on retirement of debt, net of tax..       (4,194)       (4,952)             -                 -           (9,146)
Extraordinary gain on conversion of debt to
      preferred stock, net of tax.....................        1,606             -              -                 -            1,606
                                                          ---------     ---------     ----------        ----------     ------------
                                                            (25,349)        1,270          2,683                 -          (21,396)
Equity in earnings (loss) of subsidiaries.............        3,953             -              -            (3,953)               -
                                                          ---------     ---------     ----------        ----------     ------------

Net income (loss).....................................    $ (21,396)    $   1,270     $    2,683        $   (3,953)    $    (21,396)
                                                          =========     =========     ==========        ==========     ============

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2000

                                                                                                        ELIMINATIONS
                                                           PARENT                                           AND
                                                          COMPANY       SUBSIDIARY    SUBSIDIARY NON-  CONSOLIDATING
                                                            ONLY         GUARANTOR      GUARANTORS        ENTRIES      CONSOLIDATED
                                                       ------------    ------------   --------------   -------------   ------------
Net revenues.......................................    $          -    $   275,002    $     14,924       $   (3,025)   $    286,901
Operating expenses:
      Cost of production...........................               -         71,949           6,548                -          78,497
      Selling, general and administrative..........              79        101,698           4,454                -         106,231
      Non-recurring consideration charges..........               -          2,977               -                -           2,977
      Stock based compensation.....................           7,299            668               -                -           7,967
      Depreciation and amortization................               -         36,342             346                -          36,688
                                                       ------------    -----------    ------------       ----------    ------------
                                                              7,378        213,634          11,348                -         232,360
                                                       ------------    -----------    ------------       ----------    ------------
Income (loss) from operations......................          (7,378)        61,368           3,576           (3,025)         54,541
Other income (expenses):
        Interest expense...........................          (9,392)       (29,967)              -                -         (39,359)
        Interest income............................              69          3,050             145                -           3,264
        Intercompany activity......................               -              -          (3,025)           3,025               -
        Other income (expense), net................               -              -             (17)               -             (17)
                                                       ------------    -----------    ------------       ----------    ------------
                                                             (9,323)       (26,917)         (2,897)           3,025         (36,112)
                                                       ------------    -----------    ------------       ----------    ------------

Income (loss) before income taxes..................         (16,701)        34,451             679                -          18,429
Income tax provision (benefit).....................          (5,900)        15,501             266                -           9,867
                                                       ------------    -----------    ------------       ----------    ------------
                                                            (10,801)        18,950             413                -           8,562
Equity in earnings (loss) of subsidiaries..........          19,363              -               -          (19,363)              -
                                                       ------------    -----------    ------------       ----------    ------------
Net income (loss)..................................    $      8,562    $    18,950   $         413       $  (19,363)   $      8,562
                                                       ============    ===========    ============       ==========    ============

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2002

                                                                                                      ELIMINATIONS
                                                                                                           AND
                                                           PARENT      SUBSIDIARY       SUBSIDIARY    CONSOLIDATING
                                                        COMPANY ONLY   GUARANTORS     NON-GUARANTORS     ENTRIES      CONSOLIDATED
                                                       -------------   -----------    --------------  -------------   ------------
Cash flows from operating activities:
  Net loss...........................................   $ (795,938)    $ (754,831)      $  (1,446)     $  756,277     $  (795,938)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Cumulative effect of accounting change...........            -        344,615               -               -         344,615
    Reduction of goodwill and other intangibles......            -        396,130               -               -         396,130
    Depreciation and amortization....................            -         19,527             559               -          20,086
    Stock based compensation.........................        1,821              -               -               -           1,821
    Non-cash interest expense........................        2,120              -               -               -           2,120
    Equity in earnings (loss) of subsidiaries........      756,277              -               -        (756,277)              -
    Loss on disposal of fixed assets.................            -          1,351              20               -           1,371
    Foreign exchange loss............................            -              -              50               -              50
    Deferred income taxes............................       (2,680)        (2,916)           (174)              -          (5,770)
  Changes in operating assets and liabilities, net
    of effect from acquired business: ...............
    Accounts receivable..............................            -         30,487           3,764               -          34,251
    Prepaid event expenses...........................            -          2,765            (451)              -           2,314
    Other current assets.............................          (75)        (4,533)          1,581               -          (3,027)
    Other assets.....................................            -            122              84               -             206
    Accounts payable.................................            -        (11,999)         (2,204)              -         (14,203)
    Accrued expenses.................................       15,355         (6,331)            346               -           9,370
    Deferred revenue.................................            -        (43,093)         (2,930)              -         (46,023)
    Other liabilities................................            -           (928)           (465)              -          (1,393)
                                                        ----------     -----------     ----------      ----------     -----------
        Total adjustments............................      772,818        725,197             180        (756,277)        741,918
                                                        ----------     -----------     ----------      ----------     -----------
        Net cash used in operating activities........      (23,120)       (29,634)         (1,266)              -         (54,020)
                                                        ----------     -----------     ----------      ----------     -----------

Cash flows from investing activities:

  Purchase of property and equipment.................            -           (578)           (164)              -            (742)
  Return of purchase price from acquired business ...            -         21,985               -               -          21,985
  Acquisition of business, net of cash acquired .....            -         (3,360)          1,495               -          (1,865)
                                                        ----------     -----------     ----------      ----------     -----------
        Net cash provided by investing activities....            -         18,047           1,331               -          19,378
                                                        ----------     -----------     ----------      ----------     -----------

Cash flows from financing activities:
  Net transactions with Softbank, ZDI and affiliates
    excluding non-cash transactions with affiliates..       (3,428)         2,931             497               -               -
  Borrowings under amended and restated senior bank
    credit facility..................................        1,769              -               -               -           1,769
  Proceeds from the issuance of preferred stock, net.         (150)             -               -               -            (150)
                                                        ----------     -----------     ----------      ----------     -----------
        Net cash provided by (used in) financing
         activities..................................       (1,809)         2,931             497               -           1,619
                                                        ----------     -----------     ----------      ----------     -----------
Effects of exchange rate changes on cash.............            -              -            (542)              -            (542)
                                                        ----------     -----------     ----------      ----------     -----------
Net increase (decrease) in cash and cash equivalents.      (24,929)        (8,656)             20               -         (33,565)
Cash and cash equivalents at beginning of period.....       24,953         13,682           2,749               -          41,384
                                                        ----------     -----------     ----------      ----------     -----------
Cash and cash equivalents at end of period...........   $       24     $    5,026      $    2,769      $        -     $     7,819
                                                        ==========     ===========     ==========      ==========     ===========

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2001

                                                                                                      ELIMINATIONS
                                                           PARENT                                          AND
                                                          COMPANY      SUBSIDIARY   SUBSIDIARY NON-   CONSOLIDATING
                                                            ONLY       GUARANTORS     GUARANTORS          ENTRIES      CONSOLIDATED
                                                        -----------    ----------   --------------   -------------     ------------
Cash flows from operating activities:
    Net income (loss)..............................     $  (21,396)    $    1,270     $    2,683       $   (3,953)       $ (21,396)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
       Extraordinary loss on retirement of debt....          5,745          6,784              -                -           12,529
       Extraordinary gain on conversion of debt to
preferred stock....................................         (2,200)             -              -                -           (2,200)
       Depreciation and amortization...............              -         39,721          1,067                -           40,788
       Stock based compensation....................            188              -              -                -              188
       Non-cash interest expense...................         11,348            913              -                -           12,261
       Loss on disposal of property and equipment..              -             93              -                -               93
       Equity in earnings (loss) of subsidiaries...         (3,953)             -              -            3,953                -
       Foreign exchange loss.......................              -              -            104                -              104
       Deferred income taxes.......................              -         18,198              -          (15,328)           2,870
   Changes in operating assets and liabilities, net
         of effect from acquired businesses:
         Accounts receivable.......................              -         33,317          4,924                -           38,241
         Prepaid event expenses....................              -          1,515          1,842                -            3,357
         Other current assets......................         (9,380)           499         (6,521)          15,328              (74)
         Other assets..............................              -            (59)            77                -               18
         Accounts payable..........................              -         (3,287)         2,103                -           (1,184)
         Accrued expenses..........................          2,701        (30,824)         4,771                -          (23,352)
         Deferred revenue..........................              -        (42,136)        (9,615)               -          (51,751)
         Other liabilities.........................              -         (9,282)          (741)               -          (10,023)
                                                        ----------     ----------     ----------       ----------        ---------
         Total adjustments.........................          4,449         15,452         (1,989)           3,953           21,865
                                                        ----------     ----------     ----------       ----------        ---------
         Net cash provided by (used in) operating
           activities..............................        (16,947)        16,722            694                -             469

Cash flows from investing activities:
    Purchase of property and equipment.............              -        (14,434)          (321)               -          (14,755)
    Acquisition of businesses, net of cash acquired              -       (111,320)         7,613                -         (103,707)
                                                        ----------     ----------     ----------       ----------        ---------
        Net cash provided by (used in) investing
          activities...............................              -       (125,754)         7,292                -         (118,462)

Cash flows from financing activities:
    Net transactions with Softbank, ZDI and
       affiliates excluding non-cash transactions
       with affiliates.............................       (312,649)       321,000         (8,351)               -                -
    Proceeds from the exercise of options to
       purchase common stock.......................            723              -              -                -              723
    Payment of costs associated with the issuance of
        long- term obligations.....................        (12,975)             -              -                -          (12,975)
    Retirement of zero coupon senior debentures and
         accreted  interest........................        (83,576)             -              -                -          (83,576)
    Proceeds from issuance of senior subordinated
    notes..........................................        300,000              -              -                -          300,000
    Borrowing amended and restated senior bank
    revolving credit facility......................        110,000              -              -                -          110,000
    Repayment of borrowings under revolving credit
      facility                                             (30,000)             -              -                -          (30,000)
    Repayment of long-term obligations under new
credit

       facility....................................              -       (300,000)             -                -         (300,000)
    Proceeds from the issuance of preferred stock,
      net..........................................         65,600              -              -                -           65,600
                                                        ----------     ----------     ----------       ----------        ---------
        Net cash provided by (used in) financing
        activities.................................         37,123         21,000         (8,351)               -           49,772
                                                        ----------     ----------     ----------       ----------        ---------
Effects of exchange rate changes on cash...........              -              -           (309)               -             (309)
                                                        ----------     ----------     ----------       ----------        ---------
Net increase (decrease) in cash and cash equivalents        20,176        (88,032)          (674)               -          (68,530)
Cash and cash equivalents at beginning of period...          4,777        101,714          3,423                -          109,914
                                                        ----------     ----------     ----------       ----------        ---------
Cash and cash equivalents at end of period.........     $   24,953     $   13,682     $    2,749       $        -        $  41,384
                                                        ==========     ==========     ==========       ==========        =========

                              KEY3MEDIA GROUP, INC.

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 2000

                                                                                                      ELIMINATIONS
                                                          PARENT                                          AND
                                                         COMPANY      SUBSIDIARY        SUBSIDIARY    CONSOLIDATING
                                                           ONLY       GUARANTORS      NON-GUARANTORS     ENTRIES      CONSOLIDATED
                                                       ---------      ----------      --------------  -------------   ------------
Cash flows from operating activities:
    Net income (loss)..............................    $    8,562     $   18,950        $      413    $    (19,363)   $      8,562
    Adjustments to reconcile net income (loss) to
      net cash
       provided by (used in) operating activities:
       Depreciation and amortization...............             -         36,342               346               -          36,688
       Stock based compensation....................         7,299            668                 -               -           7,967
       Non-cash interest expense...................         9,391            822                 -               -          10,213
       Loss on disposal of property and equipment..             -              -                61               -              61
       Equity in earnings (loss) of subsidiaries...       (19,363)             -                 -          19,363               -
       Foreign exchange loss.......................             -              -                45               -              45
       Deferred income taxes.......................         1,750         (5,693)              (25)              -          (3,968)
    Changes in operating assets and liabilities:
         Accounts receivable.......................             -         (9,816)           (1,055)              -         (10,871)
         Prepaid event expenses....................             -           (394)               20               -            (374
         Other current assets......................        (5,913)            78             4,817               -          (1,018)
         Other assets..............................             -            (11)              (28)              -             (39)
         Accounts payable..........................             -         13,059               103               -          13,162
         Accrued expenses..........................             -         31,325            (4,631)              -          26,694
         Deferred revenue..........................             -         12,330              (243)              -          12,087
         Other liabilities.........................             -           (629)             (882)              -          (1,511)
                                                       ----------     ----------        ----------    ------------    ------------
         Total adjustments.........................        (6,836)        78,081            (1,472)         19,363          89,136
                                                       ----------     ----------        ----------    ------------    ------------
         Net cash provided by (used in) operating
            activities.............................         1,726         97,031            (1,059)              -          97,698

Cash flows from investing activities:
    Purchase of property and equipment.............             -         (7,039)             (376)              -          (7,415)
    Purchase of intangible assets..................             -           (125)                -               -            (125)
                                                       ----------     ----------        ----------    ------------    ------------
         Net cash used in  investing activities....             -         (7,164)             (376)              -          (7,540)

Cash flows from financing activities:
        Net transactions with  Softbank, ZDI and
           affiliates excluding  non-cash
           transactions with affiliates............       (96,740)       101,127             2,783               -           7,170
        Increase (decrease) in bank overdraft......             -         (2,351)                -               -          (2,351)
        Borrowings under new credit facility.......             -        330,000                 -               -         330,000
        Proceeds from the issuance of zero coupon
           senior debentures with detachable
           warrants................................        75,000              -                 -               -          75,000
        Proceeds from the sale of common stock,
           net.....................................        69,851              -                 -               -          69,851
        Payment of cost associated with the
           issuance of long-term  obligations......        (2,062)        (8,520)                -               -         (10,582)
        Repayment of long-term obligations to ZDI
           and bank borrowings retained by ZDI.....             -       (382,002)                -               -        (382,002)
        Repayment of long-term obligations under
           the new credit facility.................             -        (30,000)                -               -         (30,000)
        Payment of dividend to ZDI.................       (42,998)             -                 -               -         (42,998)
                                                       ----------     ----------        ----------    ------------    ------------
          Net cash provided by financing activities         3,051          8,254             2,783               -          14,088
                                                       ----------     ----------        ----------    ------------    ------------
Effects of exchange rate changes on cash...........             -              -                98               -              98
                                                       ----------     ----------        ----------    ------------    ------------
Net increase in cash and cash equivalents..........         4,777         98,121             1,446               -         104,344
Cash and cash equivalents at beginning of period...             -          3,593             1,977               -           5,570
                                                       ----------     ----------        ----------    ------------    ------------
Cash and cash equivalents at end of period.........    $    4,777     $  101,714        $    3,423    $          -    $    109,914
                                                       ==========     ==========        ==========    ============    ============

                                    SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT     ADDITIONS/DELETION                   BALANCE AT
                                                       BEGINNING OF      CHARGED TO                           END OF
                                                          PERIOD        EXPENSE/REVENUE      DEDUCTIONS       PERIOD
                                                      ------------     ------------------    ----------     ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts....................     $    3,628       $     3,324         $   (3,614)    $    3,338
Reserve for sales allowance........................            256             2,660             (2,692)           224
                                                        ----------       -----------         ----------     ----------
          Total....................................     $    3,884       $     5,984         $   (6,306)    $    3,562
                                                        ==========       ===========         ==========     ==========

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts....................     $    3,338       $      (180)        $   (1,120)    $    2,038
Reserve for sale allowance.........................            224             4,864             (4,793)           295
                                                        ----------       -----------         ----------     ----------
          Total....................................     $    3,562       $     4,684         $   (5,913)    $    2,333
                                                        ==========       ===========         ==========     ==========

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts....................     $    2,038       $       115         $     (577)    $    1,576
Reserve for sales allowance........................            295               464               (759)             -
                                                        ----------       -----------         ----------     ----------
          Total....................................     $    2,333       $       579         $   (1,336)    $    1,576
                                                        ==========       ===========         ==========     ==========