Form 10-Q
period 2003-03-31
KEY3MEDIA GROUP INC
filed 2003-05-20
CIK 1113674

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER: 001-16061

                              KEY3MEDIA GROUP, INC.
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                      95-4799962
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

  5700 WILSHIRE BOULEVARD, SUITE 325                      90036
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

         As of May 16, 2003, there were 68,531,919 shares of the Registrant's voting common stock, par value $0.01 per share, outstanding.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION....................................................................    2

     Item 1. Financial Statements.....................................................................    2

             Condensed Consolidated Balance Sheets....................................................    2
             Condensed Consolidated Statements of Operations..........................................    3
             Condensed Consolidated Statements of Cash Flows..........................................    4
             Condensed Consolidated Statement of Changes in Shareholders'
               Equity and Comprehensive Loss For the Three Months Ended March 31, 2003................    5
             Notes to Condensed Consolidated Financial Statements (Unaudited).........................    6
             Condensed Consolidating Balance Sheet....................................................   21
             Condensed Consolidated Statement of Operations...........................................   23
             Condensed Consolidating Statement of Cash Flows..........................................   25

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....   27

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................   35

     Item 4. Controls and Procedures..................................................................   35

PART II      OTHER INFORMATION........................................................................   36

     Item 1. Legal Proceedings........................................................................   36

     Item 3. Defaults Upon Senior Securities..........................................................   39

     Item 6. Exhibits and Reports on Form 8-K.........................................................   40

             CAUTIONARY LEGEND REGARDING FORWARD LOOKING STATEMENTS

         Certain matters discussed in this Form 10-Q are "forward-looking statements," including statements about Key3Media Group, Inc.'s ("KeyMedia") future results, plans and goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can find many (but not all) of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause Key3Media's actual results to differ materially from those expressed or implied in this release. These include, but are not limited to, economic conditions generally and in the information technology industry in particular; the timing of Key3Media's events and their popularity with exhibitors, sponsors and attendees; technological changes and developments; intellectual property rights; competition; capital expenditures; and factors impacting Key3Media's international operations. On February 3, 2003, Key3Media voluntarily filed for protection and reorganization under the federal bankruptcy code as a result of declining operating profits caused in part by the persistent difficulties experienced by participants in the IT industry and the related reductions in IT marketing budgets, a general downturn in the economy and the continuing adverse consequences of the September 11, 2001 terrorist attacks on the travel industry which have been further negatively impacted by the commencement of hostilities in Iraq during March 2003. Each of these developments have and will continue to adversely affect participation and attendance at Key3Media's events, although we are not able to quantify or reliably estimate the future impact that these matters may have on our businesses, results of operations or financial condition. We discuss some of these and other factors that could cause actual results to differ from those expressed or implied by forward looking statements in sections entitled "Item 1. Business - Certain Factors That May Affect our Businesses" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Key3Media with the SEC. These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Key3Media's forward-looking statements and discussions, as well as any of Key3Media's other SEC filings, are incorporated herein by reference.

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

                       PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,          MARCH 31,
                                                                             2002                2003
                                                                                              (UNAUDITED)

                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents.......................................     $   7,819            $   6,878
     Accounts receivable, net........................................        13,165               13,568
     Prepaid event expenses..........................................         3,043                5,126
     Assets held for sale............................................           323                    -
     Other current assets............................................         6,766                6,308
         Total current assets........................................        31,116               31,880
Property and equipment, net..........................................         9,487                8,881
Intangible assets, net...............................................        73,904               72,724
Assets held for sale.................................................         4,864                    -
Deferred financing costs and other assets............................         9,647                9,588
         Total assets................................................     $ 129,018            $ 123,073

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term obligations.....................     $ 371,769            $  10,000
     Accounts payable................................................         7,972                5,276
     Accrued expenses................................................        37,082                3,354
     Deferred revenue................................................        19,532               27,255
     Liabilities related to assets held for sale.....................           523                    -
     Other current liabilities.......................................         1,036                  903
         Total current liabilities...................................       437,914               46,788
Liabilities subject to compromise....................................             -              403,557
Commitments and contingencies Shareholders' equity (deficit):
     Preferred stock.................................................            15                   15
     Common stock....................................................           685                  685
     Additional paid-in capital......................................       476,234              476,234
     Retained earnings (deficit).....................................      (778,686)            (797,495)
     Accumulated comprehensive loss..................................        (4,257)              (4,324)
     Deferred compensation...........................................        (2,887)              (2,387)
         Total shareholders' equity (deficit)........................      (308,896)            (327,272)
         Total liabilities and shareholders' equity (deficit)........     $ 129,018            $ 123,073

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                      2002           2003

                                                                                          (UNAUDITED)

                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues ............................................................          $  34,264       $  7,916
Operating expenses:
     Cost of production .................................................             17,704          2,515
     Selling, general and administrative ................................             22,069         15,360
     Stock based compensation ...........................................                153            500
     Depreciation and amortization ......................................              5,285          2,050
                                                                                      45,211         20,425

Loss from operations ....................................................            (10,947)       (12,509)

Reorganization items, net ...............................................                  -         (1,644)

Loss before non-operating items, income taxes, discontinued
     operations and cumulative effect of accounting change ..............            (10,947)       (14,153)

Other income (expenses):
     Interest expense (contractual interest for the three months
        ended March 31, 2003 was $9,913) ................................             (9,721)        (4,838)
     Interest income ....................................................                168             17
     Other income (expense), net ........................................                (50)           203
                                                                                      (9,603)        (4,618)
Loss before income taxes, discontinued operations and cumulative
     effect of accounting change ........................................            (20,550)       (18,771)
Income tax benefit ......................................................             (5,770)          (228)

Loss before discontinued operations and cumulative effect of
     accounting change ..................................................            (14,780)       (18,543)
Loss from discontinued operations .......................................               (819)          (266)
Cumulative effect of accounting change, net of tax ......................           (344,615)             -
         Net loss .......................................................          $(360,214)      $(18,809)

Net loss attributable to common shareholders:
Net loss ................................................................          $(360,214)      $(18,809)
Accretion on convertible preferred stock ................................             (1,000)          (492)
         Net loss attributable to common shareholders ...................          $(361,214)      $(19,301)

Net loss per common share-Basic and Diluted:
     Before cumulative effect of accounting change (after accretion
       on preferred stock) ..............................................          $   (0.24)      $  (0.28)
     Loss from discontinued operations ..................................                  -              -
     Cumulative effect of accounting change .............................              (5.05)             -
         Net loss per common share ......................................          $   (5.29)      $  (0.28)

Shares used in computing basic and diluted net loss per common share ....             68,266         68,532

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                      2002               2003

                                                                                            (UNAUDITED)

                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
     Net loss................................................................      $(360,214)         $ (18,809)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Cumulative effect of accounting change..............................        344,615                  -
         Reorganization items, net...........................................              -              1,644
         Non-cash portion of loss on discontinued operations.................              -                289
         Depreciation and amortization.......................................          5,888              2,050
         Stock based compensation............................................            153                500
         Non-cash interest expense...........................................            398                230
         Loss on disposal of property and equipment..........................             20                  -
         Foreign exchange loss...............................................             21                  6
         Deferred income taxes...............................................         (5,770)                 -
Changes in operating assets and liabilities, net of effect from acquired &
     disposed businesses:
     Accounts receivable.....................................................          7,853               (403)
     Prepaid event expenses..................................................            769             (2,083)
     Other current assets....................................................           (125)               458
     Other assets............................................................            (12)              (171)
     Accounts payable........................................................         (2,995)            (2,696)
     Accrued expenses........................................................          5,364            (33,728)
     Deferred revenue........................................................          3,524              7,723
     Other liabilities.......................................................           (579)            31,655
         Total adjustments...................................................        359,124              5,474
         Net cash used in operating activities...............................         (1,090)           (13,335)

         Net cash used for reorganization items, net.........................              -             (1,644)

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired.........................         (1,693)                 -
     Proceeds from the sale of a business....................................              -              4,375
     Purchase of property and equipment......................................           (294)              (199)
         Net cash provided by (used in) investing activities.................         (1,987)             4,176

Cash flows from financing activities:
     Borrowings under debtor-in-possession credit and guaranty agreement.....              -             10,000
     Payments associated with issuance of preferred stock....................           (150)                 -
         Net cash provided by (used in) financing activities.................           (150)            10,000
Effects of exchange rate changes on cash.....................................             32               (138)
Net decrease in cash and cash equivalents....................................         (3,195)              (941)

Cash and cash equivalents at beginning of period.............................         41,384              7,819

Cash and cash equivalents at end of period...................................      $  38,189          $   6,878

Supplemental cash flow disclosures:
     Interest paid...........................................................      $     718          $   1,827
     Income taxes paid.......................................................      $     128          $       8
Non-cash financing activities:
     Issuance of common stock to acquire businesses..........................      $     840          $       -

                             See accompanying notes.

                              KEY3MEDIA GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                    ADDITIONAL              ACCUMULATED       TOTAL
                                PREFERRED  COMMON    PAID-IN     RETAINED  COMPREHENSIVE  COMPREHENSIVE    DEFERRED
                                  STOCK    STOCK     CAPITAL     EARNINGS  INCOME (LOSS)  INCOME (LOSS)  COMPENSATION      TOTAL
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
Balance at December 31, 2002..  $   15     $  685  $ 476,234    $(778,686)  $   (4,257)                    $ (2,887)     $(308,896)
Amortization of deferred
   compensation...............      --         --         --           --           --                          500            500
Foreign currency translation
   adjustment.................      --         --         --           --          (67)            (67)          --            (67)
Net loss......................      --         --         --      (18,809)          --         (18,809)          --        (18,809)

Balance at March 31, 2003.....  $   15     $  685  $ 476,234    $(797,495)  $   (4,324)     $  (18,876)    $ (2,387)     $(327,272)

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

         These interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net, except for those required to be reported as discontinued operations in conformity with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") in the unaudited condensed consolidated statements of operations. Cash used for reorganization items is disclosed separately in the unaudited condensed consolidated statement of cash flows.

         These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the audited consolidated financial statements contained therein.

         The Company is a leading producer of business-to-business events, principally trade shows, conferences, and customized marketing and education programs with operations in the United States, Canada, Europe and Japan.

         Certain reclassifications were made to prior period consolidated financial statements to conform to current period presentation.

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

         2.       RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" ("SFAS 148"), was issued in December 2002. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company records stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 (FIN 44)." The Company's adoption of SFAS 148 did not have a material impact on its operating results or financial position.

         3. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BASIS OF PRESENTATION

         On February 3, 2003 ("Petition Date") Key3Media Group, Inc. and five of its U.S. subsidiaries (collectively "the Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Court"). The reorganization is being jointly administered under the caption "In re Key3Media Inc., et al. case No. 03-10323." Included in the unaudited condensed consolidated financial statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not Debtors. Key3Media Group, Inc. and all of its consolidated subsidiaries are collectively referred to herein as "Key3Media," or "the Company." The Company decided to seek judicial reorganization based upon a comprehensive recapitalization plan designed to provide a strong financial foundation for the Company. The plan is backed by investment funds managed by Thomas Weisel Capital Partners ("TWCP"), which owned as of February 3, 2003, approximately 68% of Key3Media's bank debt and approximately 38% of its 11.25% Senior Subordinated notes due 2011.

         On February 4, 2003, the Court gave interim approval for $12,500 of a $30,000 debtor-in-possession Credit and Guaranty Agreement ("DIP Credit Facility") to be

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

provided by TWCP for payment of permitted pre-petition claims, working capital needs, and other general corporate purposes. On March 26, 2003, the Court gave final approval of the DIP Credit Facility, which requires the Company, amongst other things, to maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets. In addition, the DIP Credit Facility maintains a requirement that the Court enter the Plan of Reorganization on or before June 30, 2003. If this requirement is not met, then there is an Event of Default under the DIP Credit Facility.

         On February 14, 2003, the United States Trustee appointed the Creditors' Committee and on April 7, 2003, the Court approved the retention of legal counsel for the Creditors' Committee. On April 9, 2003, the Company and TWCP reached an agreement in principle with the Creditors' Committee concerning the terms of the Company's reorganization plan. The reorganization plan has been distributed to voting creditors and equity holders. A Court hearing has been scheduled for June 4, 2003, to approve the plan.

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

         The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, these consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.

         The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

course of business. The Company's recurring losses and bankruptcy filing raise substantial doubt about the Company's ability to continue as a going concern. The ability of Key3Media to continue as a going concern is predicated upon numerous issues, including the Company's ability to achieve the following:

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

         4.       COMPUTATION OF NET LOSS PER SHARE

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

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

         A summary of the shares used to compute earnings per common share is as follows:

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                 2002         2003
Net loss ...................................................   $(360,214)   $ (18,809)
Accretion on convertible preferred stock ...................      (1,000)        (492)

Net loss attributable to common shareholders ...............   $(361,214)   $ (19,301)
Weighted average common shares .............................      68,266       68,532
Denominator for basic calculation ..........................      68,266       68,532
Net loss per common share-basic ............................   $   (5.29)   $   (0.28)

Weighted average effect of anti-dilutive securities:
   Warrants ................................................           -            -
   Stock options ...........................................           -            -
   Preferred stock .........................................           -            -
Total weighted average effect of anti-dilutive securities ..           -            -
Denominator for diluted calculation ........................      68,266       68,532
Net income loss per common share-diluted ...................   $   (5.29)   $   (0.28)

         5.       COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                 2002         2003
Net loss ...................................................   $(360,214)   $ (18,809)
Other comprehensive adjustment:
   Foreign currency translation adjustment .................          20          (67)
Total comprehensive loss ...................................   $(360,194)   $ (18,876)

         6.       REORGANIZATION ITEMS, NET

         Reorganization items, net represents amounts the Company has incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amount for

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

Reorganization items, net in the unaudited condensed consolidated statement of operations includes a charge of $1,650 for professional services partially off-set by a credit of $6 related to interest income.

         7.       LIABILITIES SUBJECT TO COMPROMISE

         Under bankruptcy law, actions by creditors to collect indebtedness the Company owes prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. The Company has received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. All pre-petition liabilities classified as Liabilities subject to compromise in the March 31, 2003 unaudited condensed consolidated balance sheet may be adjusted as a result of negotiations, payments authorized by Court order, additional rejections of executory contracts including leases, or other events.

         Pursuant to an order of the Court, the Company mailed notices to all know creditors that the deadline for filing proofs of claim with the Court was April 17, 2003. Amounts that the Company has recorded may be different than amounts filed by the Company's creditors.

         The following table summarizes the components of the liabilities included in Liabilities subject to compromise in the unaudited condensed consolidated balance sheet as of March 31, 2003.

                                                               MARCH 31,
                                                                 2003
Senior subordinated notes and interest .....................   $ 310,753
Borrowings under revolving credit facility and interest ....      81,799
Accounts payable ...........................................       2,344
Lease abandonment and other facility costs .................       5,781
Other ......................................................       2,880
Total ......................................................   $ 403,557

         8.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

                                                              DECEMBER 31,  MARCH 31,
                                                                 2002         2003
Borrowings under revolving credit facility .................   $  81,769    $  81,769
11.25%, senior subordinated notes ..........................     290,000      290,000
Debtor-in-possession credit facility .......................           -       10,000
                                                                 371,769      381,769
Less amount subject to compromise ..........................           -     (371,769)
Less current maturities ....................................    (371,769)     (10,000)
Total ......................................................   $       -    $       -

         Following our Petition Date of February 3, 2003, and in conjunction with our filing under Chapter 11, the Company entered into a $30,000 debtor-in-possession Credit and Guaranty Agreement ("DIP Credit Facility") with TWCP. On February 4, 2003, the Court gave interim approval for up to $12,500 of funding under the DIP Credit Facility and on March 26, 2003, the Court gave final approval for the entire $30,000 DIP Credit Facility. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by liens on certain of our assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for payment of permitted pre-petition claims, working capital needs, and other general corporate purposes. Borrowings under the DIP Credit Facility bear interest at 7.0% per annum and interest is payable the last business day of the month. The DIP Credit Facility stipulates that a participation fee be paid on all borrowings at an amount not to exceed 1% of the total principal amount of borrowings.

         Under the DIP Credit Facility, the Company is required, among other things, to maintain specified levels of selling, general and administrative expenses (as defined), provide cash reporting and ensure that accounts payables are paid within forty-five (45) days, unless such amounts are disputed in good faith. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP Credit Facility contains other customary events of default, including a provision that the Court must enter the Plan of Reorganization on or before June 30, 2003. The maturity date of the DIP Credit Facility is June 30, 2003, with a twelve (12) month extension at the discretion of the lender after the Company's request for extension is submitted.

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

         On December 16, 2002, the Company failed to pay the semi-annual interest payment due on its 11.25% senior subordinated notes (the "Notes"). This non-payment of interest continued past the 30 day grace period and became an event of default in respect of the Notes. Further, this event of default under the Notes constituted a cross-default under the Company's Amended and Restated Credit Facility. In addition, as of December 31, 2002, the Company was not in compliance with the financial and certain other covenants contained in its Amended and Restated Credit Facility.

         On January 23, 2003 and January 28, 2003, the Company further amended its Amended and Restated Credit Facility providing for, amongst other things, consents to the sale of the VON assets and subordination of liens in connection with the Company obtaining debtor-in-possession financing, and waivers for certain other technical defaults that existed at each amendment date.

         As of the Petition Date, the Company ceased accruing interest on the unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on the unsecured debt that was not charged to results of operations for the three months ended March 31, 2003 was $5,075.

         9.       DISPOSITION OF BUSINESS

         On January 24, 2003, the Company completed the sale of the assets of its Key3Media VON Events, Inc. (VON) subsidiary to Pulver.com VON Events, Inc., an affiliate of the prior owners of the VON events. The Company has accounted for these operations as discontinued operations in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2002 and 2003, VON's revenues were $86 and $0, respectively. The Company's net loss from operations from VON was $820 and $225 for the three months ended March 31, 2002 and 2003, respectively.

         10.      STOCK COMPENSATION PLANS

         Following is the reconciliation of the Company's reported operating results to the pro forma results if it accounted for its option grants under the fair value method prescribed by SFAS 123 for the three months ended March 31, 2002 and 2003:

                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           2002         2003
Net loss as reported .................................................   $(360,214)   $ (18,809)

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           2002         2003
Add: stock-based employee compensation expense included in reported
net loss .............................................................         153          500
Deduct: stock-based employee compensation expense under fair value
method for all awards ................................................      (3,458)      (3,206)
Pro forma net loss ...................................................   $(363,519)   $ (21,515)

Basis and diluted net loss per common share-as
reported .............................................................   $   (5.29)   $   (0.28)

Basis and diluted net loss per common share-pro forma ................   $   (5.34)   $   (0.32)

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

         On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1,400. The Company entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. The Company estimated that its total annual occupancy costs under the new lease would be approximately $1,700 greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6,500, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A, (vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. Interface has withdrawn its Massachusetts attachment with respect to all but $67 in cash and has obtained an attachment on $711 in a parallel action in the Superior Court, County of Los Angeles, State of California. The California Action was filed on August 21, 2002, for the sole purpose of seeking pre-judgment attachments in California based on the Massachusetts claims. Interface obtained a Right to Attach Order in California on or about October 24, 2002, and subsequently levied upon that Order. In December 2002, a Third Party Claim was filed in the California Action by Morgan Stanley & Co. asserting a superior interest in the assets Interface was seeking to attach. Before the Third Party Claim was adjudicated, a Notice of Stay was filed in California as a result of the bankruptcy petition. The two parallel cases are stayed, as of February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

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

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

         Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3,000 arising from breaches related to COMDEX/Fall 2000 and over $2,000 arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortious interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10 and punitive damages in excess of $10 and declaratory relief. A jury trial was scheduled for January 21, 2003 but subsequently postponed. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code. Interface has subsequently moved to have the case removed and transferred to the U.S. Bankruptcy Court for the District of Delaware. On May 13, 2003, Interface's motions were granted. Key3Media Events has filed a motion for reconsideration and an emergency ex parte motion to stay entry of the order.

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

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

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

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

compensatory damages of not less than $10,670 and punitive damages of $10,000. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

         On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued the Company for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of the Company's event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, the Company sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of the Company's event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. The complaint seeks compensatory damages of $9,147 and $52,423 with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to the Company's insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. Each of the Company and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to dismiss or stay the California action. The New York court has not yet rendered a decision on the Company's pending motion to dismiss or stay the New York action. On March 10, 2003, CIC filed a motion for summary adjudication of the second, fourth and fifth causes of action in the California case, all of which relate to the 2001 COMDEX/Fall event; on April 10, 2003 Key3Media filed its response. A hearing on the motion for summary judgment is scheduled for July 30, 2003. The parties have engaged in various settlement discussions but have not reached an agreement.

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

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-- (CONTINUED)

         Financial information by geographic areas is as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                     2002              2003
Net revenues:
    North America ......................          $  29,366         $  3,830
    Europe .............................              3,617            2,987
    Far East ...........................              1,281            1,099
        Total ..........................          $  34,264         $  7,916

Other income (expenses):
    North America ......................          $  (9,567)        $ (4,671)
    Europe .............................                (19)              34
    Far East ...........................                (17)              19
        Total ..........................          $  (9,603)        $ (4,618)
Total assets:
    North America ......................          $ 600,210         $104,319
    Europe .............................             12,866           12,459
    Far East ...........................              6,417            6,295
        Total ..........................          $ 619,493         $123,073

         13.      SUBSEQUENT EVENTS

         On April 11, 2003, the Company borrowed $4,000 under its DIP Credit Facility, leaving a remaining borrowing base of $16,000.

         On May 9, 2003, the Company, together with its direct and indirect subsidiaries, filed a certain First Amended Joint Plan of Reorganization (the "Plan") and a certain Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to the Debtors' First Amended Joint Plan of Reorganization (the "Disclosure Statement") in the Company's bankruptcy case. The Plan contains provisions providing for the assumption and rejection of leases and executory contracts by the Company. The Disclosure Statement has been approved by the bankruptcy court as containing "adequate information" pursuant to section 1125 of the Bankruptcy Code. A bankruptcy court hearing has been scheduled for June 4, 2003, to approve the Plan.

         14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND SUBSIDIARY NON-GRANTOR

         In connection with the issuance of the Company's $290,000 Notes, the Company's U.S.-based subsidiaries, Key3Media Events and Key3Media BCR Events,

                              KEY3MEDIA GROUP, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)--(CONTINUED)

Inc., guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the parent company (Key3Media Group, Inc.) only, the subsidiary guarantors only and the subsidiary non-guarantors as a group as of December 31, 2002 and March 31, 2003 and for the three months ended March 31, 2003 and 2002. The parent company and the subsidiary guarantors filed voluntary petitions for reorganization under Chapter 11 as of February 3, 2003.

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                 (IN THOUSANDS)

                                DECEMBER 31, 2002

                                                                                                       ELIMINATIONS
                                                           PARENT                                          AND
                                                           COMPANY       SUBSIDIARY     SUBSIDIARY     CONSOLIDATING
                                                            ONLY          GUARANTOR   NON-GUARANTORS     ENTRIES       CONSOLIDATED
ASSETS
Current assets:
        Cash and cash equivalents....................    $      24       $   5,026       $ 2,769       $       -       $   7,819
        Accounts receivable, net.....................            -           7,711         5,454               -          13,165
        Prepaid events expenses......................            -           1,407         1,636               -           3,043
        Deferred income taxes........................            -           1,402             -          (1,402)              -
        Assets held for sale.........................            -             323             -               -             323
        Other current assets.........................       16,298          13,401         1,174         (24,107)          6,766
                Total current assets.................       16,322          29,270        11,033         (25,509)         31,116
        Intercompany receivable......................      413,451           6,169         8,039        (427,659)              -
        Property and equipment, net..................            -           8,997           490               -           9,487
        Intangibles assets, net......................            -          67,617         6,287               -          73,904
        Assets held for sale.........................            -           4,864             -               -           4,864
        Investment in subsidiaries...................     (260,973)         93,333             -         167,640               -
        Deferred financing costs and other assets....        9,719              26           (98)              -           9,647
                Total assets.........................    $ 178,519       $ 210,276       $25,751       $(285,528)      $ 129,018

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Current maturities of long-term obligations..    $ 371,769       $       -       $     -       $       -       $ 371,769
        Accounts payable.............................            -           4,644         3,328               -           7,972
        Accrued expenses.............................       18,056          14,756         4,270               -          37,082
        Deferred revenue.............................            -          13,233         6,299               -          19,532
        Liabilities related to assets held for sale..            -             523             -               -             523
        Other current liabilities....................            -            (216)        1,252               -           1,036
                Total current liabilities............      389,825          32,940        15,149               -         437,914
        Intercompany payable.........................            -         421,492         6,167        (427,659)              -
        Deferred income taxes........................            -          25,509             -         (25,509)              -
Shareholders' equity (deficit):
        Preferred stock..............................           15               -             -               -              15
        Common stock.................................          685               -             -               -             685
        Additional paid-in-capital...................      569,567         386,557        12,185        (492,075)        476,234
        Retained deficit.............................     (778,686)       (656,222)       (3,493)        659,715        (778,686)
        Accumulated comprehensive loss...............            -               -        (4,257)              -          (4,257)
        Deferred compensation........................       (2,887)              -             -               -          (2,887)
             Total shareholders' equity (deficit)....     (211,306)       (269,665)        4,435         167,640        (308,896)
             Total liabilities & shareholders'
               equity (deficit)......................    $ 178,519       $ 210,276       $25,751       $(285,528)      $ 129,018

                              KEY3MEDIA GROUP, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                 MARCH 31, 2003

                                                                                        ELIMINATIONS
                                                                          SUBSIDIARY        AND
                                           PARENT COMPANY  SUBSIDIARY        NON-       CONSOLIDATING
                                                ONLY       GUARANTORS     GUARANTORS      ENTRIES       CONSOLIDATED
ASSETS
Current assets:
     Cash and cash equivalents.........      $      501    $    5,704     $      673     $        -      $    6,878
     Accounts receivable, net..........               -         9,171          4,397              -          13,568
     Prepaid events expenses...........               -         3,630          1,496              -           5,126
     Deferred income taxes.............               -             -              -              -               -
     Other current assets..............               2         4,363          1,943              -           6,308
         Total current assets..........             503        22,868          8,509              -          31,880
     Intercompany receivable...........         437,391      (438,372)           981              -               -
     Property and equipment, net.......               -         8,414            467              -           8,881
     Intangibles assets, net...........               -        66,444          6,280              -          72,724
     Investment in subsidiaries........        (313,537)       54,241              -        259,296               -
     Other assets......................           9,489            15             84              -           9,588
         Total assets..................      $  133,846    $ (286,390)    $   16,321     $  259,296      $  123,073

LIABILITIES & SHAREHOLDERS' EQUITY
(DEFICIT)
Current liabilities
     Current maturities of long-term
       obligation........................    $   10,000    $        -     $        -     $        -      $   10,000
     Accounts payable..................               -         1,619          3,657              -           5,276
     Accrued expenses..................               -         1,706          1,648              -           3,354
     Deferred revenue..................               -        21,263          5,992              -          27,255
     Other current liabilities.........               -           296            607              -             903
         Total current liabilities.....          10,000        24,884         11,904              -          46,788
     Intercompany payable..............               -             -              -              -               -
     Deferred income taxes.............               -             -              -              -               -
     Liabilities subject to compromise.         392,553        11,004              -              -         403,557
Shareholders' equity (deficit)                                                                    -
     Preferred stock...................              15             -              -              -              15
     Common stock......................             685             -              -              -             685
     Additional paid-in-capital........         530,475       347,465         12,185       (413,891)        476,234
     Retained earnings.................        (797,496)     (669,743)        (3,444)       673,187        (797,495)
     Accumulated comprehensive loss....               -             -         (4,324)             -          (4,324)
     Deferred compensation.............          (2,387)            -              -              -          (2,387)
         Total shareholders' equity
           (deficit).....................      (268,707)     (322,278)         4,417        259,296        (327,272)
         Total liabilities & shareholders'
              equity (deficit).........      $  133,846    $ (286,390)    $   16,321     $  259,296      $  123,073

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                              ELIMINATIONS
                                                                                                  AND
                                                   PARENT       SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                COMPANY ONLY    GUARANTOR     NON-GRANTOR       ENTRIES       CONSOLIDATED
Net revenues................................   $          -    $    30,183    $     4,944     $      (863)    $     34,264
Operating expenses:
    Cost of production......................              -         15,370          2,334               -           17,704
    Selling, general and administrative.....            164         19,743          2,208             (46)          22,069
    Stock based compensation................            153              -              -               -              153
    Depreciation and amortization...........              -          5,158            127               -            5,285
                                                        317         40,271          4,669             (46)          45,211
Income (loss) from operations...............           (317)       (10,088)           275            (817)         (10,947)
Other income (expenses):
    Interest expense........................         (9,667)           (29)           (29)              4           (9,721)
    Interest income.........................             59             78             35              (4)             168
    Intercompany activity...................              -              -           (817)            817                -
    Other income (expense), net.............              -              8            (58)              -              (50)
                                                     (9,608)            57           (869)            817           (9,603)
Loss before income taxes, discontinued
    operations and cumulative effect of
    accounting change.......................         (9,925)       (10,031)          (594)              -          (20,550)
Income tax provision (benefit)..............         (2,680)        (2,916)          (174)              -           (5,770)
Loss before discontinued operations and
    cumulative effect of accounting change..         (7,245)        (7,115)          (420)              -          (14,780)
Loss from discontinued operations...........              -           (819)             -               -             (819)
Cumulative effect of accounting change......              -       (344,615)             -               -         (344,615)
Equity in earnings (loss) in subsidiaries...       (352,969)             -              -         352,969                -
Net loss....................................   $   (360,214)   $  (352,549)   $      (420)    $   352,969     $   (360,214)

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                             ELIMINATIONS
                                                                                                 AND
                                               PARENT COMPANY   SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                    ONLY         GUARANTOR    NON-GRANTOR      ENTRIES       CONSOLIDATED
Net revenues.................................    $       -      $    4,102     $  4,139        $    (325)     $   7,916
Operating expenses:
     Cost of production......................            -             253        2,262                -          2,515
     Selling, general and administrative.....           30          13,421        1,962              (53)        15,360
     Stock based compensation................          500               -            -                -            500
     Depreciation and amortization...........            -           1,933          117                -          2,050
                                                       530          15,607        4,341              (53)        20,425
Loss from operations.........................         (530)        (11,505)        (202)            (272)       (12,509)

Reorganization items, net....................           (2)          1,646            -                -          1,644

Loss before non-operating items, income
  taxes, discontinued operations and
  cumulative effect of accounting change.....         (528)        (13,151)        (202)                        (14,153)

Other income (expenses):
     Interest expense........................       (4,809)            (57)          (2)              30         (4,838)
     Interest income.........................            -               8           39              (30)            17
     Intercompany activity...................            -               -         (272)             272              -
     Other income (expense), net.............            -              35          168                -            203
                                                    (4,809)            (14)         (67)             336         (4,618)
Loss before income taxes, discontinued
      operations and cumulative effect of
      accounting change......................       (5,337)        (13,165)        (269)               -        (18,771)
Income tax provision (benefit)...............            -               8         (236)               -           (228)
Loss before discontinued operations and
      cumulative effect of accounting change.       (5,337)        (13,173)         (33)               -        (18,543)
Loss from discontinued operations............            -            (266)           -                -           (266)
Cumulative effect of accounting change.......            -               -            -                -              -
Equity in earnings (loss) in subsidiaries....      (13,472)              -            -           13,472              -
Net loss.....................................    $ (18,809)     $  (13,439)    $    (33)       $  13,472      $ (18,809)

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                                      ELIMINATIONS
                                                                                                          AND
                                                       PARENT         SUBSIDIARY   SUBSIDIARY NON-   CONSOLIDATING
                                                    COMPANY ONLY      GUARANTOR        GRANTOR          ENTRIES       CONSOLIDATED
Cash flows from operating activities:
Net loss.........................................   $   (360,214)  $    (352,549)   $       (420)    $     352,969    $   (360,214)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Cumulative effect of accounting change.                    -         344,615               -                 -         344,615
    Depreciation and amortization................              -           5,761             127                 -           5,888
    Stock based compensation.....................            153               -               -                 -             153
    Non-cash interest expense....................            398               -               -                 -             398
    Equity in earnings (loss) of subsidiaries....        352,969               -               -          (352,969)              -
    Loss on disposal of property and equipment...              -               -              20                 -              20
    Foreign exchange loss........................              -               -              21                 -              21
    Deferred income taxes........................         (2,680)         (2,916)           (174)                -          (5,770)
Changes in operating assets & liabilities, net of
  effect from acquired businesses:
    Accounts receivable..........................              -           6,245           1,608                 -           7,853
    Prepaid event expenses.......................              -             595             174                 -             769
    Other current assets.........................              -            (220)             95                 -            (125)
    Other assets.................................              -             (37)             25                 -             (12)
    Accounts payable.............................              -            (216)         (2,779)                -          (2,995)
    Accrued expenses.............................          7,498          (1,513)           (621)                -           5,364
    Deferred revenue.............................              -           3,576             (52)                -           3,524
    Other liabilities............................              -            (621)             42                 -            (579)
        Total adjustments........................        358,338         355,269          (1,514)         (352,969)        359,124
        Net cash provided by (used in)
          operating activities...................         (1,876)          2,720          (1,934)                -          (1,090)

Cash flows from investing activities:
    Acquisition of businesses,  net of cash
        acquired.................................              -          (3,360)          1,667                 -          (1,693)
    Purchase of property and equipment...........              -            (279)            (15)                -            (294)
        Net cash provided by (used in)
          investing activities...................              -          (3,639)          1,652                 -          (1,987)

Cash flows from financing activities:
    Net transactions with SOFTBANK, ZDI &
        affiliates excluding non-cash
        transactions with affiliates.............         (9,938)         10,477            (539)                -               -
    Payments associated with issuance of
        preferred stock..........................           (150)              -               -                 -            (150)
        Net cash provided by (used in)
          financing activities...................        (10,088)         10,477            (539)                -            (150)
Effects of exchange rate changes on cash.........              -               -              32                 -              32
Net increase (decrease) in cash and cash
  equivalents....................................        (11,964)          9,558            (789)                -          (3,195)
Cash and cash equivalents at the beginning of
  period.........................................         24,953          13,682           2,749                 -          41,384
Cash and cash equivalents at the end of period...   $     12,989   $      23,240    $      1,960     $           -    $     38,189

                              KEY3MEDIA GROUP, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                                      ELIMINATIONS
                                                            PARENT                                         AND
                                                            COMPANY      SUBSIDIARY     SUBSIDIARY    CONSOLIDATING
                                                             ONLY        GUARANTOR      NON-GRANTOR      ENTRIES       CONSOLIDATED
Cash flows from operating activities:
Net loss..............................................   $   (18,809)   $   (13,439)    $       (33)   $    13,472     $   (18,809)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Reorganization items, net........................            (2)         1,646               -              -           1,644
     Non-cash portion of loss on discontinued
       operations.....................................             -            289               -              -             289
     Depreciation and amortization....................             -          1,933             117              -           2,050
     Stock based compensation.........................           500              -               -              -             500
     Non-cash interest expense........................           230              -               -              -             230
     Equity in earnings (loss) of subsidiaries........        13,472              -               -        (13,472)              -
     Foreign exchange loss............................             -              -               6              -               6
Changes in operating assets & liabilities, net of
  effect of disposed business:
     Accounts receivable..............................             -         (1,460)          1,057              -            (403)
     Prepaid event expenses...........................             -         (2,223)            140              -          (2,083)
     Other current assets.............................            (2)         9,038          (8,578)             -             458
     Other assets.....................................             -             11            (182)             -            (171)
     Accounts payable.................................             -         (3,025)            329              -          (2,696)
     Accrued expenses.................................       (18,056)       (13,050)         (2,622)             -         (33,728)
     Deferred revenue.................................             -          8,030            (307)             -           7,723
     Other Liabilities................................        20,784         11,516            (645)             -          31,655
         Total adjustments............................        16,926         12,705         (10,685)       (13,472)          5,474
         Net cash provided by (used in) operating
           activities.................................        (1,883)          (734)        (10,718)             -         (13,335)

         Net cash used for reorganization items, net..             2         (1,646)              -              -          (1,644)

Cash flows from investing activities:

     Proceeds from the sale of a business.............             -          4,375               -              -           4,375
     Purchase of property & equipment.................             -           (176)            (23)             -            (199)
         Net cash provided by (used in) investing
           activities.................................             -          4,199             (23)             -           4,176

Cash flows from financing activities:
     Net transactions with SOFTBANK, ZDI &
         affiliates excluding non-cash transactions
         with affiliates..............................        (7,642)        (1,141)          8,783              -               -
     Borrowings under debtor-in-possession credit
         and guaranty agreement.......................        10,000              -               -              -          10,000
         Net cash provided by (used in) financing
           activities.................................         2,358         (1,141)          8,783              -          10,000
Effects of exchange rate changes on cash..............             -              -            (138)             -            (138)
Net increase (decrease) in cash and cash equivalents..           477            678          (2,096)             -            (941)
Cash and cash equivalents at the beginning of period..            24          5,026           2,769              -           7,819
Cash and cash equivalents at the end of period........   $       501    $     5,704     $       673    $         -     $     6,878

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of the continuing difficulties being experienced by our operations, our high debt load and the other factors described in this "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations", we filed for protection and reorganization under chapter 11 of the U.S. Bankruptcy Code on February 3, 2003. We are seeking approval of a plan of reorganization which, if completed, will discharge any and all interests or claims that holders of our common stock and preferred stock have with respect to our company and its assets. As a result, we believe our shares no longer have any value and do not believe any investor should pay anything for such shares. Although the ultimate distributions to holders of our Notes will depend on the approval of our proposed plan of reorganization, it is virtually certain that whatever they receive will, in present value terms, represent only a very small percentage of the aggregate principal amount of, and accrued interest on, our Notes. Accordingly, we believe our Notes have very little value and any potential purchaser of our Notes should proceed with extreme caution. If our company is liquidated instead of reorganized, we believe that the holders of our shares and the holders of our Notes would likely receive nothing. For a more detailed description of the risks involved with our company, see "Item 1 -- Business -- Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         The discussion below should be read in conjunction with our historical consolidated financial statements and the notes thereto. Certain reclassifications have been made to prior period data to conform to current period presentation. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. We consider portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to our expectations for future periods. See "Cautionary Legend Regarding Forward Looking Statements".

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

         We believe that, although not prescribed under generally accepted accounting principles ("GAAP"), EBITDA and Adjusted EBITDA provide stockholders and potential investors with valuable measures in evaluating our operating performance. The most directly comparable GAAP measure, operating income (loss), includes depreciation and amortization and stock based compensation. EBITDA and Adjusted EBITDA exclude these items because they do not directly influence the ongoing operations of the business. It is important to note, however, that not all companies calculate adjusted EBITDA in the same manner, and adjusted EBITDA as presented may not be comparable to similarly titled measures by other companies.

A reconciliation of our operating loss to our adjusted EBITDA for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

                                                  FOR THE THREE MONTH
                                                     ENDED MARCH 31,
                                                   2002          2003
Operating loss..............................    $  (10,947)   $  (12,509)
Other income (expense), net.................           (50)          203
Adjusted operating income (loss)............       (10,997)      (12,306)
Plus: Depreciation & amortization...........         5,285         2,050
EBITDA......................................        (5,712)      (10,256)

Plus:  Stock based compensation.............           153           500
Adjusted EBITDA.............................    $   (5,559)   $   (9,756)

RECENT DEVELOPMENTS

         On January 24, 2003, we completed the sale of the assets of our Key3Media VON Events (VON) subsidiary to Pulver.com VON Events, Inc., an affiliate of the prior owners of the VON events. In connection with this sale, we were required to account for the operations of these assets as discontinued operations and make certain reclassification to prior period financial statements to conform to this new presentation.

         On May 9, 2003, we, together with our direct and indirect subsidiaries, filed a certain First Amended Joint Plan of Reorganization (the "Plan") and a certain Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to the Debtors' First Amended Joint Plan of Reorganization (the "Disclosure Statement") in our bankruptcy case. The Plan contains provisions providing for our assumption and rejection of leases and executory contracts. The Disclosure Statement has been approved by the bankruptcy court as containing "adequate information" pursuant to section 1125 of the Bankruptcy Code. A bankruptcy court hearing has been scheduled for June 4, 2003, to approve the Plan.

RESULTS OF OPERATIONS

         Our results for the first quarters of 2003 and 2002 are not directly comparable because (i) we held our JavaOne event in the first quarter of 2002 and this event will not be held until the second quarter of 2003 and (ii) three of our events held in the first quarter of 2002 (COMDEX Spring, COMDEX Vancouver and Seybold Seminars New York) were eliminated from our event schedule for fiscal 2003 when we announced our consolidated event schedule in September 2002 (collectively, the "Non-Comparable Events"). Our results for the first quarter of 2003 also benefited from the effects of a staff reduction program that commenced in September 2001 and continued through 2002 and other cost reduction programs implemented during 2002 to reduce our temporary personnel and travel and entertainment costs, including the closing of our regional office in Needham, Massachusetts (collectively, the "Expense Reduction Programs").

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

         Our total revenue decreased $26.3 million, or 76.9%, to $7.9 million in the first quarter of 2003 from $34.3 million in the comparable period in 2002. This decrease was attributable primarily to the inclusion in the first quarter of 2002 of the results from the Non-Comparable Events, which were not included in the first quarter of 2003. Excluding the Non-Comparable Events, our revenue for the first quarter of 2002 would have been $10.8 million, resulting in a decrease of $2.9 million, or 26.9%, to $7.9 million in the comparable period in 2003.

         Exhibitor services revenue decreased by $13.5 million, or 69.6%, to $5.9 million in the first quarter of 2003 from $19.4 million in the comparable period in 2002 due primarily to the inclusion of the Non-Comparable Events in the first quarter of 2002. Excluding the Non-Comparable Events, exhibitor revenue for the first quarter of 2002 would have been $7.1 million, resulting in a decrease of $1.2 million, or 16.7%, to $5.9 million in the comparable period in 2003. The net paid square footage decreased to 61,141 in the first quarter of 2003 from 166,823 in the comparable period in 2002. The average rental rate per square foot paid by exhibitors decreased 10.1% to $32.63 in the first quarter of 2003 from $36.28 in comparable period in 2002. These decreases were primarily due to the inclusion in the first quarter of 2002 of our Non-Comparable Events. The Non-Comparable Events represented approximately 80,000 of the total net paid square footage for the first quarter of 2002 and had an average rental rate per square foot paid by exhibitors of approximately $49.00.

         Conference fees decreased $10.3 million, or 90.8%, to $1.0 million in the first quarter of 2003 from $11.4 million in the first quarter of 2002 due primarily to the inclusion of the Non-Comparable Events in the first quarter of 2002. Excluding the Non-Comparable Events, conference fees for the first quarter of 2002 would have been $1.4 million, resulting in a decrease of $0.4 million, or 25.2%, to $1.0 million in the comparable period in 2003. The number of participants at our conferences decreased to 1,105 in the first quarter of 2003 from 8,471 in the first quarter of 2002, and the average revenue per conference participant decreased to $948 in the first quarter of 2002 from $1,342 in the first quarter of 2002. These decreases were due primarily to the inclusion of the Non-Comparable Events in the first quarter of 2002. The Non-Comparable Events represented approximately 6,400 of the conference participants for the first quarter of 2002 and had an average revenue per conference attendee of approximately $1,570.

         Advertising and sponsorship revenues decreased $2.5 million, or 72.1%, to $1.0 million in the first quarter of 2003 from $3.5 million in the first quarter of 2002 due primarily to the inclusion of the Non-Comparable Events in the first quarter of 2002 and a decrease in corporate sponsorship revenue of $1.1 million in the first quarter of 2003 compared to 2002. Excluding the Non-Comparable Events, advertising and sponsorship revenues for the first quarter of 2002 would have been $2.4 million, resulting in a decrease of $1.4 million, or 58.8%, to $1.0 million in the comparable period in 2003.

         Cost of production decreased $15.2 million, or 85.8%, to $2.5 million in the first quarter of 2003 from $17.7 million in the comparable period in 2002. As a percentage of revenue, cost of production represented 31.8% of revenue in the first quarter of 2003 compared to 51.7% in the first quarter of 2002. The aggregate dollar and percentage decreases in the cost of production were due primarily to the timing of our JavaOne event which we held in the first quarter of 2002 but will be held in the second quarter of 2003 and the elimination of three of our events, COMDEX Spring, COMDEX Vancover and Seybold Seminars New York, from the 2003 event calendar that were held in the first quarter of 2002. Excluding the Non-Comparable Events, cost of production would have been $3.1 million for the first quarter of 2002, resulting in a decrease of $0.6 million, or 17.9%, to $2.5 million in the comparable period in 2003. Excluding the Non-Comparable Events, cost of production as a percentage of revenue would have been 28.3% in the first quarter of 2002 compared to 31.8% in the first quarter of 2003.

         Our SG&A expenses decreased $6.7 million, or 30.4%, to $15.4 million in the first quarter of 2003 from $22.1 million in the first quarter of 2002. The decrease in our SG&A expenses on a dollar basis was primarily due to the Expense Reduction Programs, which included the staff reduction program and the closing of our regional office in Needham, Massachusetts in December 2002. This decrease in SG&A expenses was also impacted by reductions in our rent expense and professional fees, partially off-set by higher insurance costs. We had approximately 650 employees on March 31, 2002 compared to approximately 350 employees on March 31, 2003.

         Non-cash stock-based compensation increased $0.3 million to $0.5 million in the first quarter of 2003 from $0.2 million in the first quarter of 2002. The increase was attributable to the reversal of previously recorded expense in the first quarter of 2002 that did not exist in the same period in 2003, resulting from the application of variable accounting stock-based compensation valuation principles. Using this accounting treatment, we must record the fair value of these options at the close of each accounting period and recognize the increase or decrease in fair value from period to period as an increase or decrease in stock-based compensation.

         Other income (expense), net decreased $5.0 million or 51.9%, to expense of $4.6 million in the first quarter of 2003 from expense of $9.6 million in the first quarter of 2002. The decrease was attributable to lower net interest expense. As of February 3, 2003 (the "Petition Date"), we ceased accruing interest on our Notes in accordance with SOP 90-7. Interest at the stated contractual amount on our Notes that was not charged to our results of operations for the first quarter of 2003 was $5.1 million.

         As a result of the foregoing, our EBITDA decreased by $4.5 million, or 79.6%, to a loss of $10.3 million in the first quarter of 2003 from a loss of $5.7 million in the first quarter of 2002. After adjusting to exclude non-cash stock based compensation in both periods, our adjusted EBITDA would have been a loss of $9.8 million for the first quarter of 2003 compared to a loss of $5.6 million in the first quarter of 2002. Excluding the Non-Comparable Events, our adjusted EBITDA would have been a loss of $14.4 million, up $8.8 million from the adjusted EBIDTA in the first quarter of 2002.

         In connection with our filing under Chapter 11, we have classified revenue and expense amounts directly attributable to our reorganization to a line item titled "Reorganization items, net." The amount of $1.6 million for the first quarter of 2003 is comprised of professional fees and, to a minor extent, interest income earned on unused borrowings from our DIP Credit Facility. For the first quarter of 2002, we had no similar expenses or revenues.

         Depreciation and amortization decreased $3.2 million, or 61.2%, to $2.1 million in the first quarter of 2003 from $5.3 million in the first quarter of 2003. The decrease is principally due to our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No.
142) effective January 1, 2002. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Upon adoption on January 1, 2002, we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million. This amount represents the difference between the fair value and carrying value of goodwill and other intangibles related to the COMDEX reporting unit as of January 1, 2002. In addition, we wrote-off over $190.0 million of trade name intangibles subject to amortization from April 1, 2002 through December 31, 2002, which in turn effected the amount of amortization expense recognized in the first quarter of 2003.

         The benefit for income tax decreased $5.5 million, or 96.0%, to a benefit for income tax of $0.2 million in the first quarter of 2003 from a benefit of $5.8 million in the comparable period in 2002. This decrease was principally the result of the elimination of changes in deferred taxes in the first quarter of 2003 as compared to the same period in 2002. As of December 31, 2002, we recorded a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. The benefit for the first quarter of 2003 is related to our foreign operations. As a percentage of loss before income taxes and cumulative effect of accounting change, this balance represents 1.2% in the first quarter of 2003 compared to 28.0% in the same period in 2003.

         Net loss on discontinued operations decreased $0.6 million, to $0.3 million in the first quarter of 2003 from $0.8 million in the first quarter of 2002. The decrease was primarily attributable to a reduced level of operations in the first quarter of 2003 compared to the same period in 2002 as we commenced the process of selling this operation in the fourth quarter of 2002 and consummated the sale in January 2003.

         As noted above, we recognized a cumulative effect of a change in accounting principle of $344.6 million, net of tax benefit of $80.4 million in the first quarter of 2002, in connection with our adoption of FASB No. 142. In the first quarter of 2003, we had no such charge.

         As a result of the foregoing, we incurred a net loss of $18.8 million in the first quarter of 2003 compared to a net loss of $360.2 million in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003, our balance of cash and cash equivalents was $6.9 million and we had a working capital deficit of $14.9 million compared to cash and cash equivalents of $38.2 million and working capital deficit of $37.9 million at March 31, 2002. These decreases are primarily attributable to the cash portion of our net loss, a reduction of working capital and use of cash to purchase property and equipment, partially off-set by proceeds from the sale of a business in the first quarter of 2003.

         During the first quarter of 2003, we met our liquidity needs principally through cash on hand, borrowings under our DIP Credit Facility and proceeds from the sale of a business in the first quarter of 2003. Net cash used in operating activities was $13.3 million in the first quarter of 2003, compared $1.1 million in the first quarter of 2002. This increase is primarily attributable to a reduction in net working capital and a higher net cash loss in the first quarter of 2003 compared to the same period in 2002.

         In the first quarter of 2003, we used $1.6 million of cash to pay reorganization related costs, mostly professional fees. We had no similar activities in the same period in 2002.

         Net cash provided by investing activities was $4.2 million in the first quarter of 2003, of which $4.4 million was proceeds from the sale of a business partially off-set by $0.2 million used to purchase property and equipment, compared to net cash used in investing activities of $2.0 million, of which $1.7 million was used to used to acquire businesses and $0.3 million was used to purchase property and equipment in the same period in 2002.

         Net cash provided by financing activities was $10.0 million in the first quarter of 2003, compared to net cash used in financing activities of $0.2 million in the same period in 2002. The activity for 2003 related to borrowings under our DIP Credit Facility compared to activity for 2002 related to payments associated with issuance of preferred stock.

         Our cash needs are satisfied through cash on hand and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. In addition, while we have experienced since the filing lower than expected sales, we have plans for the remainder of the year to restore our businesses and maintain a cost structure that maximizes our cash resources. If, however, we experience a significant disruption of terms with our vendors, sales fail to improve, and/or the DIP

Credit Facility for any reason becomes unavailable and/or actual results differ materially from our expectations, our cash resources could be adversely affected.

         Following is a summary of our contractual obligations as of March 31, 2003 (in millions) presuming that we assume these obligations in connection with our plan of reorganization:

                            NINE MONTHS
                              ENDING
                            DECEMBER 31,           YEAR ENDING DECEMBER 31,
                                2003        2004     2005     2006     2007    THEREAFTER     TOTAL
Long-term debt                $  381.8     $    -   $    -   $    -   $    -     $   -       $ 381.8
Operating leases                   4.4        6.2      6.3      5.6      3.3       6.9          32.7
Total Contractual Cash
Obligations                   $  386.2     $  6.2   $  6.3   $  5.6   $  3.3     $ 6.9       $ 414.5

         In connection with the January 7, 2002 purce of ExpoNova Events & Exhibitions, a portion of the purchase price was placed in an escrow account, subject to the determination of the final purchase price. To the extent the final purchase price is calculated to be more or less than the initial estimate, then, subject to the bankruptcy, we would be required to make an additional payment to the sellers or entitled to a return of purchase price. As of March 31, 2002, we had $0.3 million currently held in escrow.

         As of May 15, 2003, we have borrowed $14 million under the DIP Credit Facility and have a remaining $16 million of borrowings available.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in
Note 1 "Organization and Nature of Operations" of the Consolidated Financial Statements (unaudited) included elsewhere in this Form 10-Q, and Note 3 "Summary of Significant Accounting Polices" of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 are also important to an understanding of our financial statements.

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

         We evaluate our long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to our company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. At March 31, 2002, we have a net intangible asset balance of $72.7 million and a net property and equipment balance of $8.9 million.

         For fiscal year 2002, we recorded a full valuation allowance for our net deferred tax assets and net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on our operating results in the most recent three-year period when assessing the need for a valuation allowance. Although we believe that our results for the last three years were heavily affected by temporary but persistent difficulties experienced by the industry we serve, impairments and planned restructuring activities, which were undertaken to right-size our cost structure, the cumulative losses represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, except for minor foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" ("SFAS 148"), was issued in December 2002. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company records stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 (FIN 44)." The Company's adoption of SFAS 148 did not have a material impact on its operating results or financial position.

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

         Currencies. We maintain operations, cash and other assets in Europe, Japan, and Canada. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists.

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

         On August 31, 2001, Key3Media Events provided notice of termination of its then existing leased office space in Needham, Massachusetts to the landlord of the existing space. The annual rental payments (net of operating expenses) for the prior space were approximately $1.4 million. We entered into a lease for new office space in Needham and relocated to its new offices on October 1, 2001. We estimated that our total annual occupancy costs under the new lease would be approximately $1.7 million greater than those under the prior lease. The landlord of the prior office space has taken the position that Key3Media Events is in breach of the lease agreement and that it did not have the right to terminate the lease. On or about November 6, 2001, Interface Group - Massachusetts, LLC, the landlord under the prior lease, sued Key3Media Events in the Superior Court, County of Norfolk, Commonwealth of Massachusetts for breach of contract, breach of the implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A (unfair and deceptive acts and practices). The landlord has requested payment of rent for the remainder of the term of the lease in an amount in excess of $6.5 million, treble damages, attorneys' fees, costs and expenses, pre-judgment interest and costs of suit. In December 2001, Key3Media Events filed an answer and counterclaim to the Interface complaint and a motion to dismiss the Mass. Gen L. c. 93A claim. The counterclaim included causes of action for (i) breach of contract, (ii) breach of implied covenant of good faith and fair dealing, (iii) tortious interference with business relationship, (iv) trespass, (v) breach of the covenant of quiet enjoyment and constructive eviction, (vi) violation of Mass. Gen L. c. 93A, (vii) a request for declaratory relief, (viii) civil conspiracy and (ix) fraud. In February 2002, Interface filed an opposition to motion to dismiss and an amended complaint alleging breach of contract, breach of implied covenant of good faith and fair dealing and violations of Mass. Gen L. c. 93A. Also in February 2002, Key3Media Events filed an answer and counterclaim to the amended complaint and a motion to dismiss the Mass. Gen L. c. 93A claim and Interface filed a motion to dismiss counts (iii), (v), (vi), (viii) and (ix) of the counterclaim. In March 2002, Interface filed a second amended complaint adding a claim for trustee process and to add Fleet Bank of Massachusetts and Citizens Bank of Massachusetts as trustee defendants. Interface also filed a motion for Ex Parte Approval of Trustee Process Attachment. The court denied the ex parte motion, however the court subsequently held a hearing at which it found that Interface had established a reasonable likelihood of prevailing on its claims and it awarded a trustee attachment in the amount of $711,111 representing rent for the period of October 2001 through May 2002. On September 26, 2002 Interface was awarded an attachment on certain of Key3Media Events' assets in the amount of $711,111 located in Massachusetts and on or before October 15, 2002, Interface attached these assets. Interface has withdrawn its Massachusetts attachment with respect to all but

$67,000 in cash and has obtained an attachment on $711,000 in a parallel action in the Superior Court, County of Los Angeles, State of California. The California Action was filed on August 21, 2002, for the sole purpose of seeking pre-judgment attachments in California based on the Massachusetts claims. Interface obtained a Right to Attach Order in California on or about October 24, 2002, and subsequently levied upon that Order. In December 2002, a Third Party Claim was filed in the California Action by Morgan Stanley & Co. asserting a superior interest in the assets Interface was seeking to attach. Before the Third Party Claim was adjudicated, a Notice of Stay was filed in California as a result of the bankruptcy petition. The two parallel cases are stayed, as of February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code.

         On November 15, 2002, Interface Group Massachusetts, LLC filed a complaint in United States District Court, District of Massachusetts, against our chairman, Fredric D. Rosen alleging tortious interference with respect to the lease that is the subject of the dispute in the litigation between Key3Media Events and Interface in Massachusetts. On November 25, 2002, Mr. Rosen, as chairman, requested we indemnify him and the claim was submitted to our directors and officers' liability insurer. On January 22, 2003, Rosen filed a motion to dismiss. On April 10, 2003, the motion to dismiss was granted on personal jurisdiction grounds.

         Key3Media Events is the plaintiff and counter-defendant in a case filed October 18, 2000, in the Eighth Judicial District Court, Clark County, Nevada. The suit arises out of a dispute between Key3Media Events, Inc. on the one hand, and the Venetian Casino Resort, LLC, and Interface Group-Nevada, Inc., on the other hand, concerning COMDEX/Fall. Key3Media Events initiated the action, seeking damages and injunctive relief against defendants for their alleged actual and threatened breaches of lease, meeting space, and credit extension agreements in connection with the COMDEX/Fall 2000 show. The Venetian and Interface Group-Nevada, Inc. counter sued for compensatory damages "in excess of $10,000" based on an asserted breach of an alleged oral agreement to host keynote speeches at The Venetian, asserted breach of an alleged agreement not to sublease certain facilities, intentional misrepresentation, and breach of the implied covenant of good faith and fair dealing. The counterclaims include a prayer for punitive damages. On October 19, 2001, the counter-defendants specified their alleged damages in their supplemental response to plaintiff's third request for production of documents. The response alleged damages of over $3.0 million arising from breaches related to COMDEX/Fall 2000 and over $2.0 million arising from breaches related to COMDEX/Fall 2001. On July 22, 2002, Key3Media Events sought and was granted leave to amend its complaint. On July 23, 2002, Key3Media Events filed its first amended complaint. The amended complaint included causes of action for declaratory relief, injunctive relief, breach of contract, tortious interference, civil conspiracy, intentional misrepresentation/fraud, predatory price fixing and restraint of trade. The amended complaint seeks injunctive and declaratory relief, compensatory damages, punitive damages, treble damages, interest and attorneys' fees. On July 29, 2002, the Venetian and Interface Group-Nevada, Inc. filed a motion to dismiss the intentional misrepresentation/fraud, predatory price fixing and restraint of trade causes of action. On September 19, 2002, the Venetian and Interface Group-Nevada, Inc., filed their answer to the first amended complaint and counterclaim for breach of contract, unjust enrichment, breach of implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, accounting, abuse of process, intentional interference with contract and declaratory relief and seeking compensatory damages in excess of $10,000 and punitive damages in excess of $10,000 and declaratory relief. A jury trial was scheduled for January 21, 2003 but subsequently postponed. The case was stayed on February 3, 2003, pursuant to the automatic stay provisions of Section 362 of the U.S. Bankruptcy Code. Interface has subsequently moved to have the case removed and transferred to the U.S. Bankruptcy Court for the District of Delaware. On May 13, 2003, Interface's motions were granted. Key3Media Events has filed a motion for reconsideration and an emergency ex parte motion to stay entry of the order.

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

         On July 1, 2002, Commerce and Industry Insurance Company ("CIC") sued us for declaratory relief in the Supreme Court of the State of New York. The complaint arises out of our event cancellation policy with CIC covering its 2001 COMDEX/Fall event. On July 31, 2002, we sued CIC in the Superior Court of the State of California, County of Los Angeles, for breach of contract, tortious breach of implied covenant of good faith and fair dealing and declaratory relief arising out of our event cancellation policy with CIC covering its 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events. Our complaint seeks compensatory damages of $9.1 million and $52.4 million with respect to the 2001 Networld + Interop/Atlanta and 2001 COMDEX/Fall events, respectively, punitive damages, interest and reasonable attorneys' fees. The dispute arises out of CIC's response to our insurance claim for losses incurred in connection with these two events as a result of the tragedies of September 11, 2001. We and CIC have moved to dismiss or stay the other party's suit in New York and California, respectively. On November 5, 2002, the California court rejected CIC's motion to dismiss or stay the California action. The New York court has not yet rendered a decision on our pending motion to dismiss or stay the New York action. On March 10, 2003, CIC filed a motion for summary adjudication of the second, fourth and fifth causes of action in the California case, all of which relate to the 2001 COMDEX/Fall event; on April 10, 2003 we filed our response. A hearing on the motion for summary judgment is scheduled for July 30, 2003. The parties have engaged in various settlement discussions but have not reached an agreement.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On December 16, 2002, we failed to make the semi-annual interest payment on our Notes and when we did not cure this non-payment within 30-days we were in default on our Notes. Additionally, due to cross-default provisions contained in our senior bank credit facility, the default on our Notes also triggered a default on senior bank credit facility. As a result of our Chapter 11 filing on February 3, 2002, we have not made principal or interest payments on our Notes, senior bank credit facility or other unsecured indebtedness incurred prior to February 3, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

         None

     (b)      Reports on Form 8-K

         On January 3, 2003, we filed a Current Report on Form 8-K (Item 1) announcing the Triax Holdings Ltd. purchase of a controlling stake in our company from SOFTBANK America, Inc. and SOFTBANK Holdings, Inc.

         On January 8, 2003, we filed a Current Report on Form 8-K (Item 5) announcing the resignation of Michael B. Solomon as a director of Key3Media.

         On February 5, 2003, we filed a Current Report on Form 8-K (Item 3) announcing Key3Media and its subsidiaries filing for relief under Chapter 11 of the United States Bankruptcy Code.

         On February 6, 2003, we filed a Current Report on Form 8-K (Item 5) announcing Key3Media's receiving interim Bankruptcy Court approval of debtor-in-possession financing.

         On March 31, 2003, we filed a Current Report on Form 8-K (Item 5) announcing Key3Media's receiving final Bankruptcy Court approval of $30 million debtor-in-possession financing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KEY3MEDIA GROUP, INC.

                                         By:    /s/ Peter B. Knepper
                                             --------------------------
                                         Name:     Peter B. Knepper
                                         Title:    Executive Vice President and
                                                   Chief Financial Officer

Date: May 20, 2003

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

Date: May 20, 2003

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

                                             /s/ Peter B. Knepper
                                         ---------------------------
                                         Name:     Peter B. Knepper
                                         Title:    Executive Vice President and
                                                   Chief Financial Officer

Date: May 20, 2003